Form 10QSB
period 1999-03-31
U S LABORATORIES INC
filed 1999-05-21
CIK 1068891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number 0-25339

                             U. S. Laboratories Inc.
        (Exact name of small business issuer as specified in its charter)


                Delaware                                     33-0586167
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


                              7895 Convoy, Suite 18
                           San Diego, California 92111
                    (Address of principal executive offices)

                                  619-715-5800
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                                           Outstanding as of March 31, 1999
-----                                                           --------------------------------

Common Stock, $.01 par value per share                                   3,200,000

Transitional Small Business Disclosure Format: Yes__   No  X

                             U.S. Laboratories Inc.

                                      Index

                                                                            Page
Part I - Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets at
March 31, 1999 and December 31, 1998                                        3

Consolidated Statements of Operations
For the Three Months Ended March 31, 1999 and 1998                          5

Consolidated Statements of Stockholders Equity
For the Three Months Ended March 31, 1999                                   6

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998                          7

Notes to Consolidated Financial Statements                                  9

Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             14

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

Exhibits                                                                    19

Part I - Financial Information

Item 1.           Financial Statements

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and March 31, 1999 (unaudited)


                                     ASSETS
                                                                                  December 31,         March 31,
                                                                                     1998                1999
                                                                                ---------------     ---------------
                                                                                                      (unaudited)
Current assets
     Cash     ..............................................................    $       121,782     $     2,822,595
     Accounts receivable, net of allowances for doubtful
         accounts of $38,241 and $58,461, respectively......................          3,290,353           3,237,544
     Work-in-process........................................................            254,782             238,209
     Prepaid expenses and other current assets..............................             45,602             273,864
                                                                                ---------------     ---------------
              Total current assets..........................................          3,712,519           6,572,212

Furniture and equipment, net of accumulated depreciation
     of $783,695 and $829,561, respectively.................................            748,059             765,020
Excess cost over fair value of net assets acquired, net
     of accumulated amortization of $442,481 and $472,384,
     respectively ..........................................................          1,637,427           1,608,302
Deferred offering costs.....................................................            552,738                   -
Other assets      ..........................................................            217,984             221,769
                                                                                ---------------     ---------------

                  Total assets..............................................    $     6,868,727     $     9,167,303
                                                                                ===============     ===============

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                December 31, 1998 and March 31, 1999 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  December 31,         March 31,
                                                                                      1998               1999
                                                                                ---------------     ---------------
                                                                                                      (unaudited)
Current liabilities
     Book overdraft.........................................................    $       125,635     $             -
     Lines of credit........................................................            697,744                   -
     Current portion of long-term debt......................................            132,048             137,759
     Current portion of capitalized lease obligations.......................             12,498              15,000
     Current portion of notes payable.......................................            515,000              75,000
     Accounts payable.......................................................            581,738             642,486
     Accrued payroll and payroll taxes......................................            222,641             248,580
     Other accrued expenses.................................................                  -              53,662
     Due to stockholder.....................................................             81,461              81,101
     Deferred income tax....................................................          1,123,606           1,123,606
     Income tax payable.....................................................            162,708             237,463
                                                                                ---------------     ---------------

         Total current liabilities..........................................          3,655,079           2,614,657

Long-term debt, net of current portion......................................            211,383             192,223
Capitalized lease obligations, net of current portion.......................              5,580               6,500
Notes payable, net of current portion.......................................          1,165,000             150,000
                                                                                ---------------     ---------------

              Total liabilities.............................................          5,037,042           2,963,380
                                                                                ---------------     ---------------

Stockholders' equity
     Preferred stock, $0.01 par value
         5,000,000 shares authorized
         none issued and outstanding........................................                  -                   -
     Common stock, $0.01 par value
         50,000,000 shares authorized
         2,200,000 and 3,200,000 shares issued and outstanding..............             22,000              32,000
     Additional paid-in capital.............................................            970,252           5,232,520
     Retained earnings......................................................            839,433             939,403
                                                                                ---------------     ---------------

              Total stockholders' equity....................................          1,831,685           6,203,923
                                                                                ---------------     ---------------

                  Total liabilities and stockholders' equity................    $     6,868,727     $     9,167,303
                                                                                ===============     ===============

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         for the Three Months Ended March 31, 1999 and 1998 (unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                 ---------------------------------
                                                       1999             1998
                                                 ---------------  ----------------
                                                    (unaudited)      (unaudited)

Revenue  ...................................     $     3,182,700  $      2,055,378
Cost of goods sold..........................           1,719,937         1,081,238
                                                 ---------------  ----------------
Gross profit................................           1,462,763           974,140

Selling, general, and administrative expenses          1,270,043           836,233
                                                 ---------------  ----------------

Income from operations......................             192,720           137,907
                                                 ---------------  ----------------

Other income (expense)
   Interest expense.........................             (43,342)          (27,579)
   Interest income..........................              12,943             3,856
   Other income.............................              15,656                 -
   Other expense............................                  --              (119)
                                                 ---------------  -----------------
     Total other income (expense)...........             (14,743)          (23,842)
                                                 ---------------- -----------------

Income before provision for income taxes....             177,977           114,065
Provision for income taxes..................              78,007            49,936
                                                 ---------------  ----------------

Net income..................................     $        99,970  $         64,129
                                                 ===============  ================

Basic income per share......................     $          0.04  $           0.03
                                                 ===============  ================

Diluted income per share....................     $          0.04  $           0.03
                                                 ===============  ================

Weighted average shares outstanding.........           2,611,111         2,200,000
                                                 ===============  ================

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the Three Months Ended March 31, 1999 (unaudited)



                                        Common Stock              Additional
                             ---------------------------------      Paid-In          Retained
                                  Shares           Amount           Capital           Earnings        Total
                             ---------------   ---------------  ----------------  ---------------  ----------------
Balance, December
   31, 1998                       2,200,000    $        22,000  $      970,252    $       839,433  $      1,831,685

Issuance of common
   stock through the
   Initial Public Offering
   on February 23,
   1999                           1,000,000             10,000       5,990,000                            6,000,000

Deferred offering costs                                             (1,727,732)                          (1,727,732)

Net income                                                                                 99,970            99,970
                             ---------------   ---------------  ----------------  ---------------  ----------------

Balance, March
   31, 1999                       3,200,000    $        32,000  $    5,232,520    $       939,403  $      6,203,923
                             ===============   ===============  ================  ===============  ================



                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998 (unaudited)


                                                      For the Three Months Ended
                                                                March 31,
                                                  ---------------------------------
                                                       1999               1998
                                                  ---------------  ----------------
                                                    (unaudited)       (unaudited)

Cash flows from operating activities
   Net income...............................      $        99,970  $         64,129
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
       Amortization.........................               29,903            19,515
       Depreciation.........................               45,651            43,383


   (Increase) decrease in
     Accounts receivable....................               52,809            95,241
     Work in process........................               16,573            14,576
     Prepaid expenses.......................             (228,262)          (46,946)
     Other assets...........................               (4,564)          (85,290)
   Increase (decrease) in
     Accounts payable.......................               60,748          (119,216)
     Accrued payroll and payroll taxes......               25,939           (36,368)
     Other accrued expenses.................               53,662            53,599
     Income tax payable.....................               74,755            49,997
                                                  ---------------  ----------------

Net cash provided by operating
activities..................................              227,184            52,620
                                                  ---------------  ----------------


Cash flows from investing activities
   Purchase of furniture and equipment......              (62,612)          (31,407)
   Investment in Wyman Enterprises,
     Inc., net of cash acquired.............                    -          (127,310)
                                                  ---------------  ----------------


Net cash used in investing activities.......              (62,612)         (158,717)
                                                  ---------------- ----------------

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
         For the Three Months Ended March 31, 1999 and 1998 (unaudited)


                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                        1999              1998
                                                                                  ---------------  ----------------
                                                                                    (unaudited)       (unaudited)

Cash flows from financing activities
   Increase (decrease) in book
     overdraft..............................                                      $      (125,635) $         (4,926)
   Line of credit, net......................                                           (1,877,744)          225,169
   Due to stockholders, net.................                                                 (360)          164,815
   Payments on long-term debt, capitalized
       lease obligations and notes payable..                                             (285,028)          (15,692)
   Proceeds from the initial stock offering
     net of the deferred offering costs.....                                            4,825,008           (28,720)
     Due from Wyman Testing
     Laboratories, Inc......................                                                    -           (25,000)
                                                                                  ---------------  -----------------

Net cash provided by
financing activities  ......................                                            2,536,241           315,646
                                                                                  ---------------  ----------------

Net increase in cash........................                                            2,700,813           209,549

Cash, beginning of period...................                                              121,782            94,132
                                                                                  ---------------  ----------------

Cash, end of period.........................                                      $     2,822,595  $        303,681
                                                                                  ===============  ================


Supplemental disclosures of cash flow information

   Interest paid............................                                      $        43,342  $         27,579
                                                                                  ===============  ================

   Income taxes paid........................                                      $         3,253  $            (61)
                                                                                  ===============  =================



                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               As of December 31, 1998 and March 31, 1999 and for
           the Three Months Ended March 31, 1999 and 1998 (unaudited)
            (The information with respect to the three months ended
                     March 31, 1999 and 1998 is unaudited.)

NOTE 1 - ORGANIZATION AND BUSINESS

         U.S. Laboratories Inc. and subsidiaries (collectively the "Company") offers engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing. The Company has facilities in California, New Jersey, and Florida and grants credit to customers in those states.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General
         As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however, in the opinion of the Company, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

         Principles of Consolidation
         The consolidated financial statements include the accounts of U.S. Laboratories Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents/Book Overdraft
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. Book overdraft represents the bank balance at period end, plus deposits in transit, less outstanding checks.

         Furniture and Equipment
         Furniture and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

                  Automobile and trucks                         3 to 5 years
                  Furniture and fixtures                        5 to 7 years
                  Office hardware and software                       5 years
                  Machinery and equipment                       5 to 7 years
                  Leasehold improvements                             5 years

         Maintenance, repairs, and minor renewals are expensed as incurred. Expenditures for additions and major improvements are capitalized. Gains and losses on disposals are included in the statements of operations.

         Intangibles
         Intangibles consist of goodwill which is being amortized over a fifteen-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the goodwill to that amount.

         Deferred Offering Costs
         Amounts paid for costs associated with an anticipated initial public offering ("IPO") were capitalized and subsequently recorded as a reduction to additional paid-in capital upon the completion of the IPO.

         Revenue Recognition
         Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the lives of the contract. Revenue from services is recognized when services have been performed and accepted. At the time a loss or a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on these contracts.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               As of December 31, 1998 and March 31, 1999 and for
           the Three Months Ended March 31, 1999 and 1998 (unaudited)
            (The information with respect to the three months ended
                     March 31, 1999 and 1998 is unaudited.)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising
         The Company expenses advertising costs as incurred.

         Income Taxes
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         For certain of the Company's financial instruments including cash, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

         Concentrations of Risk
         The Company sells products and provides contract services to construction companies and the military, primarily in California, New Jersey, and Florida. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               As of December 31, 1998 and March 31, 1999 and for
           the Three Months Ended March 31, 1999 and 1998 (unaudited)
             (The information with respect to the three months ended
                     March 31, 1999 and 1998 is unaudited.)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Income Per Share
         For the three months ended March 31, 1998 and 1999, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         Recently Issued Accounting Pronouncements
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations. SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.


NOTE 3 - CASH

         The Company maintains cash deposits at banks located in California, Florida, and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998 and March 31, 1999, uninsured portions of balances held at banks aggregated to $21,781 and $2,744,657, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               As of December 31, 1998 and March 31, 1999 and for
           the Three Months Ended March 31, 1999 and 1998 (unaudited)
             (The information with respect to the three months ended
                     March 31, 1999 and 1998 is unaudited.)


NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

                                                                             December 31,        March 31,
                                                                                1998                1999
                                                                          ---------------    ----------------

            Automobile and trucks......................................   $       621,719    $        628,645
            Furniture and fixtures.....................................           291,199             261,792
            Office hardware and software...............................            91,918             146,797
            Machinery and equipment....................................           423,846             433,590
            Leasehold improvements.....................................           103,072             123,757
                                                                          ---------------    ----------------

                                                                                1,531,754           1,594,581
            Less accumulated depreciation and amortization.............           783,695             829,561
                                                                          ---------------    ----------------

                Total..................................................   $       748,059    $        765,020
                                                                          ===============    ================

            Depreciation  and  amortization  expense for the three  months  ended March 31, 1998 and 1999 was
            $43,383 and $45,651, respectively.


NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following at March 31, 1999:

                  Note payable to stockholder of Wyman Enterprises, Inc. in
                      connection with the acquisition. The amount is to be paid in
                      three more annual installments of $37,500 beginning March 25, 2000.........  $        112,500

                  Note payable to stockholder of Wyman Enterprises, Inc. in
                      connection with the acquisition. The amount is to be paid in
                      three more annual installments of $37,500 beginning March 25,..............  $        112,500
                                                                                                   ----------------

                                                                                                            225,000
                  Less current portion...........................................................            75,000
                                                                                                   ----------------

                           Long-term portion.....................................................  $        150,000
                                                                                                   ================


NOTE 6 - RELATED PARTY TRANSACTIONS

         Due to Stockholder
         At December 31, 1998 and March 31, 1999, the Company had amounts due to the majority stockholder of $81,461 and 81,101, respectively. The amounts are non-interest bearing and are payable upon demand.

         Stockholder Management Fees
         During the three months ended March 31, 1998, the Company expensed $37,755 in management fees to a stockholder. The management fees are based upon 5% of net sales of a subsidiary.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               As of December 31, 1998 and March 31, 1999 and for
           the Three Months Ended March 31, 1999 and 1998 (unaudited)
        (The information with respect to the three months ended March 31,
                          1999 and 1998 is unaudited.)

NOTE 7 - STOCK OPTION PLAN

         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of Common Stock have been reserved for issuance. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. In March 1999, the Company had 395,000 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 238,632 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

NOTE 8 - WARRANTS

         In July 1998, the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company Common Stock at a price of $5.00 per share. The warrants are exercisable the earlier of (i)the date on which the closing price of a share of the Company's Common Stock as reported on the Nasdaq Small-Cap Market is greater than $12.00 or (ii) the date on which the audited consolidated earnings for the fiscal year ending December 31, 1998, or any fiscal year thereafter, are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 9, 2003.

Note 9 - INITIAL PUBLIC OFFERING

         On February 23, 1999 the Company completed an initial public offering that generated net cash of $4,825,008 in this quarter. The offering was for the sale of 1,000,000 shares of common stock which represent 31.25% of the post offering common stock. A part of the proceeds of the offering was used to retire debt in the approximate amount of $2,150,000.

Note 10 - YEAR 2000 ISSUE

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

         The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implemenation will be material to the Company's financial position and results of operations.

Note 11 - SUBSEQUENT EVENT

         The Company acquired the assets and liabilities of an engineering firm in Las Vegas, Nevada. The purchase price was comprised of $170,000 in cash plus 3,333 shares of U.S. Laboratories Inc. common stock. The Agreement requires the Company to pay an additional $40,000, which is conditional upon completion of certain tasks by the seller.

Item  2. Management's Discussion and Analysis of  Financial Condition and
                  Results of Operations

Financial Condition and Results of Operations

         Three Months Ended March 31, 1999 and 1998

         Revenue. Revenue for the three months ended March 31, 1999 was $3,182,700, an increase of 55% over the same period in 1998. This increase was due to an internal growth rate of approximately 10% and 45% through the acquisition of operating units in California, Florida and New Jersey.

         Gross Profit. Gross profit for the three months ended 1999 was $1,462,763, an increase of 50% over the same period in 1998. This increase in gross profit was due primarily to the increase of revenues described above.

         Income Before Provision for Income Taxes. Income before provision for income taxes and minority interest for the three months ended March 31, 1999 was $177,977, an increase of 56% over the same period in 1998. The profit increased by a greater amount than the incremental increase in gross profit because of the realization of the economies of administering the larger volume of business.

         Interest Expense. Interest expense was $43,342 in the three months ended March 31, 1999, an increase of 57% over the same period in 1998. This increase was due primarily to increased debt associated with business acquisitions, the funding of the initial public offering and the related use of operating lines of credit.

         Net Income. Net income for the three months ended March 31, 1999 $99,970, an increase of 56% over the same period in 1998. The increase was due primarily to the increased revenues associated with the ordinary growth of existing operations, the realization of the economies of administering the larger volume of business, and the acquisitions made during 1998.

Liquidity and Capital Resources

         During the three months ended March 31, 1999, our net cash provided by operating activities was 227,184, an increase of 332% over the same period in 1998.

         We also have a line of credit with Bank of America in the amount of $500,000. Dickerson Wright and his spouse guarantee this line of credit. It is an unsecured note that is all due in July 2000. The note bears interest at the prime rate. This line of credit is still in place and has been reduced to a zero outstanding balance since the end of 1998. We do not intend to use this credit facility in the future.

         We currently intend to use approximately $2.5 million of the proceeds from our initial public offering to fund acquisitions. Additionally, we intend to make acquisitions through other financing mechanisms such as notes and other instruments. Historically, we have been able to make acquisitions with approximately 20-50% of the purchase price in cash and the balance in non-interest bearing purchase notes over extended time frames. Although it is not our intention to use significant amounts of U.S. Laboratories Inc. stock as consideration while making acquisitions, from time to time it may be necessary to do so.

         We believe that our available cash and cash equivalents as well as cash generated from operations will be sufficient to meet our cash requirements for at least the next twelve months. We are, nevertheless, currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions. During 1999, we intend to actively continue our search for acquisitions in order to expand our geographical representation and enhance our technical capabilities.

Year 2000 Compliance

         We believe that the software packages we currently use and expect to use, and those used by our vendors prior to the year 2000, are Year 2000 compliant. We do not expect the financial impact of required modifications to this software will be material to our financial position, cash flows, or results of operations.

Inflation

         Inflation does not currently affect our operations, and we do not expect inflation to affect them in the foreseeable future.

                                     Part II

Item 2.  Changes in Securities and Use of Proceeds

         (a)  Not applicable.

         (b) Not applicable.

         (c) On March 15, 1999, we granted options to purchase 100,000 shares of common stock at an exercise price of $4.50 per share to Miller Capital Corporation, our investment relations firm, in exchange for investor relations services. The options vest 50% immediately and 50% when the market price of our common stock is at least $7.00 per share. We have the discretion to revise the vesting schedule to make all of the options vest without regard to the market price of our common stock. We sold the securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         (d) Our registration statement on Form SB-2 was made effective by the Securities and Exchange Commission on February 23, 1999. We sold 1,000,000 units, each consisting of one share of common stock, $.01 par value per share, and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. We sold the units on February 23, 1999. Our managing underwriters were Cardinal Capital Management, Inc. and Janda & Garrington LLC. After deducting the underwriting discounts, commissions, and all the offering's expenses, we received approximately $4,275,000 from the offering.

         As of May 14, 1999, we have used the net proceeds as described in the table below.

------------------------------------ --------------------
Use                                  Amount
------------------------------------ --------------------
Acquisitions                         $   10,000
------------------------------------ --------------------
Repayment of Debt                    $2,150,000
------------------------------------ --------------------
Working Capital for Operations       $  200,000
------------------------------------ --------------------

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

4.1               Amendment to Restated and Amended Certificate of Incorporation

27                Financial Data Schedule
                     (EDGAR version only)

         b.       Reports on Form 8-K

                  The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      U. S. Laboratories Inc.



Date:  May 19, 1999                   /S/ Dickerson Wright
                                      ------------------------------------------
                                      Dickerson Wright, President


Date:  May 19, 1999                   /S/ James Wait
                                      ------------------------------------------
                                      James Wait
                                      Vice President and Chief Financial Officer

                                  Exhibit Index


Exhibit Number
--------------

4.1               Amendment to Restated and Amended Certificate of Incorporation

27                Financial Data Schedule
                  (EDGAR version only)