Form 10QSB
period 1999-06-30
U S LABORATORIES INC
filed 1999-08-17
CIK 1068891

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 -QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________TO _________

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

                                  619-715-5800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                            Outstanding as of June 30, 1999
-----                                            -------------------------------

Common Stock, $.01 par value per share                      3,200,000

Transitional Small Business Disclosure Format: Yes__   No   X

                             U.S. Laboratories Inc.

                                      Index

                                                                            Page
Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at
June 30, 1999 and December 31, 1998                                         3

Consolidated Statements of Operations
For the Six Months ended June 30, 1999 and 1998                             5
and the Three Months ended June 30, 1999 and 1998

Consolidated Statements of Stockholders Equity
For the Six Months Ended June 30, 1999                                      6

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1999 and 1998                             7

Notes to Consolidated Financial Statements                                  9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   15


Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds                           17

Item 4. Submission of Matters to a Vote of Security Holders                 18

Item 6. Exhibits and Reports on Form 8-K                                    19

Signatures                                                                  20

Exhibits                                                                    21

Part I - Financial Information

Item 1.           Financial Statements

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 December 31, 1998 and June 30, 1999 (unaudited)



                                     ASSETS

                                                                                        December 31,      June 30,
                                                                                           1998             1999
                                                                                       -------------    -------------
                                                                                                         (unaudited)
Current assets
         Cash...................................................................       $     121,782    $   2,589,888
         Accounts receivable, net of allowances for doubtful
                  accounts of $38,241 and $83,705, respectively.................           3,290,353        3,668,482
         Work-in-process........................................................             254,782          373,506
         Prepaid expenses and other current assets..............................              45,602          258,220
                                                                                       -------------    -------------

                           Total current assets.................................           3,712,519        6,890,096

Furniture and equipment, net of accumulated depreciation
         of $783,695 and $904,696, respectively.................................             748,059          881,373
Excess cost over fair value of net assets acquired, net
         of accumulated amortization of $442,481 and $502,122,
         respectively...........................................................           1,637,427        1,584,813
Deferred offering costs.........................................................             552,738              -
Other assets....................................................................             217,984          289,941
                                                                                       -------------    -------------
                  Total assets..................................................       $   6,868,727    $   9,646,223
                                                                                       -------------    -------------



                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET(Continued)
                 December 31, 1998 and June 30, 1999 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31,              June 30,
                                                                          1998                      1999
                                                                       ------------             -----------
                                                                                                (unaudited)

Current liabilities
      Book overdraft................................................   $    125,635             $    43,019
      Lines of credit...............................................        697,744                    -
      Current portion of long-term debt.............................        132,048                 199,664
      Current portion of capitalized lease obligations..............         12,498                  15,000
      Current portion of notes payable..............................        515,000                  75,000
      Accounts payable..............................................        581,738                 648,994
      Accrued payroll and payroll taxes.............................        222,641                 296,536
      Other accrued expenses........................................          -                     206,313
      Due to stockholder............................................         81,461                  84,125
      Deferred income tax...........................................      1,123,606               1,123,606
      Income tax payable............................................        162,708                 230,526
                                                                       ------------             -----------

         Total current liabilities..................................      3,655,079               2,922,783

Long-term debt, net of current portion..............................        211,383                 307,881
Capitalized lease obligations, net of current portion...............          5,580                   6,500
Notes payable, net of current portion...............................      1,165,000                 150,000
                                                                       ------------             -----------

         Total liabilities..........................................      5,037,042               3,387,164
                                                                       ------------             -----------

Commitment

Stockholders' equity
        Preferred stock, $0.01 par value
         5,000,000 shares authorized
          none issued and outstanding...............................
       Common stock, $0.01 par value
         50,000,000 shares authorized
         2,200,000 and 3,200,000 shares issued and outstanding......         22,000                  32,000
       Additional paid-in capital...................................        970,252               5,193,199
        Retained earnings...........................................        839,433               1,033,860
                                                                       ------------             -----------

         Total stockholders' equity.................................      1,831,685               6,259,059
                                                                       ------------             -----------

                  Total liabilities and stockholders' equity........   $  6,868,727             $ 9,646,223
                                                                       ------------             -----------




                     U.S. LABORATORIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended June 30, 1999 and 1998 (unaudited)
      And the Six Months Ended June 30, 1999 and June 30, 1998 (unaudited)


                                             For the Three Months Ended            For the Six Months Ended
                                                       June 30,                             June 30,
                                            -----------------------------        -----------------------------
                                            1999                     1998        1999                     1998
                                            -----------       -----------        -----------       -----------
                                            (unaudited)       (unaudited)        (unaudited)       (unaudited)

Revenue...........................          $ 3,802,001       $ 3,083,675        $ 6,984,701       $ 5,139,053

Cost of goods sold................            1,831,639         1,570,755          3,551,576         2,651,993
                                            -----------       -----------        -----------       -----------

Gross profit......................            1,970,362         1,512,920          3,433,125         2,487,060
                                            -----------       -----------        -----------       -----------

Selling, general, and
 administrative expenses..........            1,845,805         1,258,521          3,115,848         2,094,754
                                            -----------       -----------        -----------       -----------

Income from operations............              124,557           254,399            317,277           392,306
                                            -----------       -----------        -----------       -----------


Other income (expense)
         Interest expense.........          (    25,478)      (    18,118)       (    68,820)      (    45,697)
         Interest income..........               27,699             -                 40,642             3,856
         Other income.............               19,290            44,205             34,946            44,205
         Other expense............                -                 -                  -           (       119)
                                            -----------       -----------        -----------       -----------

           Total other income (expense)....      21,511            26,087              6,768             2,245
                                            -----------       -----------        -----------       -----------

Income before provision for income taxes...     146,068           280,486            324,045           394,551
Provision for income taxes.................      51,611           108,394            129,618           158,330
                                            -----------       -----------        -----------       -----------

Net income................................. $    94,457       $   172,092        $   194,427       $   236,221
                                            -----------       -----------        -----------       -----------

Basic income per share..................... $      0.03       $      0.08        $      0.07       $      0.11
                                            -----------       -----------        -----------       -----------

Diluted income per share................... $      0.03       $      0.08        $      0.07       $      0.11
                                            -----------       -----------        -----------       -----------


Weighted average shares outstanding........   3,200,000         2,185,505          2,905,555         2,185,505
                                            -----------       -----------        -----------       -----------

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Six Months Ended June 30, 1999 ( unaudited)


                                                                   Additional
                                      Common Stock                 Paid-In              Retained
                                  Shares            Amount         Capital              Earnings         Total
                                  --------          --------       ----------           -----------      ----------
Balance, December
    31, 1998                      2,200,000         $ 22,000       $  970,252           $  839,433       $1,831,685


Issuance of common
   stock through the
   Initial Public Offering
   on February 23,
   1999                           1,000,000           10,000        5,990,000                             6,000,000

Deferred offering costs                                            (1,767,053)                           (1,767,053)


Net income                                                                                 194,427          194,427
                                  ---------         --------       ----------           -----------      ----------
Balance, June
   30, 1999                       3,200,000         $ 32,000       $5,193,199           $1,033,860       $6,259,059
                                  ---------         --------       ----------           -----------      ----------


                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1999 and 1998 (unaudited)

                                                                  For the Six Months Ended
                                                                          June 30
                                                           -------------------------------------
                                                              1999                     1998
                                                           -------------           -------------
                                                            (unaudited)             (unaudited)

Cash flows from operating activities
     Net income............................                $     194,427           $     236,221
     Adjustments to reconcile net income
        to net cash provided by operating
        activities
           Amortization....................                       52,614                  53,614
           Depreciation....................                      135,094                 105,607



(Increase) decrease in
    Accounts receivable....................                      (62,345)               (221,490)
    Work in process........................                     (118,724)               (219,602)
    Prepaid expenses.......................                     (212,618)                 23,206
    Other assets...........................                      (71,957)                  9,643
Increase (decrease) in
    Accounts payable.......................                       45,161                   4,985
    Accrued payroll and payroll taxes......                       73,895                (100,652)
    Other accrued expenses.................                      176,313                  85,511
    Income tax payable.....................                       67,818                 157,480
                                                           -------------           -------------

Net cash provided by operating
activities.................................                      279,678                 134,523
                                                           -------------           -------------

Cash flows from investing activities
     Purchase of furniture and
      equipment (net)......................                     (141,529)               (109,895)
     Investment in Wyman Enterprises,
         Inc., net of cash acquired........                         -                   (296,730)
      Investment in Professional
          Service Industries, Inc..........                         -                   (13,900)
      Investment in Jupiter Division
          of Fraser Engineering & Testing..                         -                    (35,000)
       Investment in Buena Engineers, Inc..                     (184,178)                  -
                                                           -------------           -------------
Net cash used in investing activities......                     (325,707)               (455,525)
                                                           -------------           -------------


                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
          For the Six Months Ended June 30, 1999 and 1998 (unaudited)

                                                                              For  the Six Months Ended
                                                                                      June 30
                                                                       -----------------------------------
                                                                          1999                    1998
                                                                       -----------             -----------
                                                                       (unaudited)             (unaudited)
Cash flows from financing activities
    Increase (decrease) in book
       overdraft.................................                      $   (82,616)            $    16,804
Line of credit, (net).............................                      (1,877,744)                242,955
    Due to stockholders, (net)....................                           2,664                 340,403
Payments on long-term debt, capitalized
        lease obligations and notes payable.......                        (313,854)                (41,858)
    Proceeds from the initial stock offering

        Net of the deferred offering costs........                       4,785,685                     -
        Due from Wyman Testing....................
        Laboratories, Inc.........................                          -                      (25,000)
        Deferred offering costs...................                          -                      (265,788)
                                                                       -----------             -----------

Net cash provided by
financing activities..............................                       2,514,135                 267,516
                                                                       -----------             -----------

Net increase (decrease) in cash...................                       2,468,106                 (53,486)
                                                                       -----------             -----------

Cash, beginning of period.........................                         121,782                  94,132
                                                                       -----------             -----------

Cash, end of period...............................                     $ 2,589,888             $    40,646
                                                                       -----------             -----------

Supplemental disclosures of cash flow information

  Interest paid...................................                     $    68,820             $    45,697
                                                                       -----------             -----------

  Income taxes paid...............................                     $    61,800             $       850
                                                                       -----------             -----------

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                As of December 31, 1998 and June 30, 1999 and for
             the Six Months Ended June 30, 1999 and 1998 (unaudited)
                 (The information with respect to the six months
                  ended June 30, 1999 and 1998 is unaudited.)

NOTE 1 - ORGANIZATION AND BUSINESS

         U.S. Laboratories Inc. and subsidiaries (collectively the "Company") offers engineering and design Services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing. The Company has facilities in California, New Jersey, Florida and Nevada and grants credit to customers in those states.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General
         As contemplated by the Securities and Exchange Commission under Item 310 (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited, however, in the opinion of the Company the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                As of December 31, 1998 and June 30, 1999 and for
             the Six Months Ended June 30, 1999 and 1998 (unaudited)
              (The information with respect to the six months ended
                      June 30, 1999 and 1998 is unaudited.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         Revenue Recognition
         Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the lives of the contract.
         Revenue from services is recognized when service have been performed and accepted. At the time a loss or a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on these contracts.

         Advertising
         The Company expenses advertising costs as incurred.

         Income Taxes
         The Company utilizes Statement of Financial Accounting Standards ("SFAS') No. 109,"Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected furture tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary too fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

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

         Fair Value of Financial Instruments
         For certain of the Company's financial instruments including cash, ccounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                As of December 31, 1998 and June 30, 1999 and for
             the Six Months Ended June 30, 1999 and 1998 (unaudited)
              (The information with respect to the six months ended
                      June 30, 1999 and 1998 is unaudited.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Concentrations of Risk
      The Company sells products and provides contract services to construction companies and the military, primarily in California, New Jersey, Florida and Nevada. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

      Net Income Per Share
      For the six months ended June 30, 1999 and 1998, the Company adopted SFAS No. 128, "Earnings per share." Basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

      SFAS No. 134, " Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations. SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

      SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

NOTE 3 - CASH

      The Company maintains cash deposits at banks located in California, Nevada, Florida, and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998 and June 30, 1999, uninsured portions of balances held at banks aggregated to $27,026 and $2,260,654, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
                As of December 31, 1998 and June 30, 1999 and for
             the Six Months Ended June 30, 1999 and 1998 (unaudited)
              (The information with respect to the six months ended
                      June 30, 1999 and 1998 is unaudited.)

NOTE 4 - FURNITURE AND EQUIPMENT

      Furniture and equipment consisted of the following:

                                                              December 31,              June 30,
                                                                 1998                     1999
                                                              ------------             ----------

      Automobile and trucks...............................    $    621,719             $  747,204
      Furniture and fixtures..............................         291,199                267,917
      Office hardware and software........................          91,918                167,884
      Machinery and equipment.............................         423,846                476,989
      Leasehold improvements..............................         103,072                126,075
                                                              ------------             ----------

                                                                 1,531,754              1,786,069
      Less accumulated depreciation and amortization......         783,695                904,696
                                                              ------------             ----------

               Total......................................    $    748,059             $  881,373
                                                              ------------             ----------

      Depreciation and amortization expense for the six months ended June 30, 1998 and 1999 was $105,607 and $135,094, respectively.

NOTE 5 - NOTES PAYABLE

      Notes payable consisted of the following at June 30, 1999:

     Note payable to stockholder of Wyman Enterprises, Inc. in
                      connection with the acquisition.  The amount is to be paid in three more annual installments of $37,500 beginning March 25, 2000......  $ 112,500

     Note payable to stockholder of Wyman Enterprises, Inc. in
                        connection with the acquisition.  The amount is to be paid in
                        three more annual installments of $37,500 beginning March 25, 2000.....    112,500
                                                                                                  ---------
                                                                                                    225,000
                         Less current portion..................................................      75,000
                                                                                                  ---------
                           Long-term portion...................................................   $ 150,000
                                                                                                  ---------

NOTE 6 - RELATED PARTY TRANSACTIONS

      Due to Stockholder
      At December 31, 1998 and June 30, 1999, the company had amounts due to the majority stockholder of $81,461 and$84,125, respectively. The amounts are non-interest bearing and are payable upon demand.

      Stockholder Management Fees
      During the six months ended June 30, 1998, the Company expensed $81,237 in management fees to a stockholder. The management fees are based upon 5% of net sales of a subsidiary.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               As of December 31, 1998 and June 30 , 1999 and for
             the Six Months Ended June 30, 1999 and 1998 (unaudited)
              (The information with respect to the six months ended
                      June 30, 1999 and 1998 is unaudited.)

NOTE 7 - STOCK OPTION PLAN

         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of Common Stock have been reserved for issuance. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. In June 1999, the Company had 395,000 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 238,632 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

NOTE 8 - WARRANTS

         In July 1998, the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company Common Stock at a price of $5.00 per share. The warrants are exercisable the earlier of (i)the date on which the closing price of a share of the Company's common Stock as reported on the Nasdaq Small-Cap Market is greater than $12.00 or (ii) the date on which the audited consolidated earnings for the fiscal year ending December 31, 1998, or any fiscal year thereafter, are at least twice the base period earnings of $841,041. The warrants expire upon termination of November 9, 2003.

NOTE 9 - INITIAL PUBLIC OFFERING

         On February 23, 1999 the Company completed an initial public offering that generated net cash of $4,825,000 in the first quarter. The offering was for the sale of 1,000,000 shares of common stock which represent
31.l25%
         of the post offering common stock. A part of the proceeds of the offering was used to retire debt in the approximate amount of $2,150,000.

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

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

NOTE 11 - ACQUISITION

         The Company acquired the assets and liabilities of an engineering firm in Las Vegas, Nevada in the second quarter. The purchase price was comprised of $170,000 in cash plus 3,333 shares of U.S. Laboratories Inc. common stock. The Agreement requires the Company to pay an additional $40,000, which is conditional upon completion of certain tasks by the seller.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                As of December 31, 1998 and June 30, 1999 and for
             The Six Months Ended June 30, 1999 and 1998 (unaudited)
             (The information with respect to the six months ended
                      June 30, 1999 and 1998 is unaudited.)





NOTE 12 - COMMITMENT

         Employment Agreement

         In April 1999, the Company entered into a new employment agreement effective April 1, 1999 with Joseph M. Wasilewski, Chief Financial Officer and Vice President which has a three year term expiring on April 1, 2002. In addition to a base salary, Mr. Wasilewski has been granted 50,000 stock options at a price of $6.00 per share which vest over the term of the employment agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Financial Condition and Results of Operations

     Six Months Ended June 30, 1999 and 1998

         Revenue. Revenue for the six months ended June 30, 1999 was $6,984,701, an increase of 36% over the same period in 1998. The increase is primarily attributable to an internal growth rate of approximately 34%, with the remaining 2% attributed to the expansion of operations through the acquisition of an engineering consulting services company that expanded the company's geographical presence to include Las Vegas, Nevada and includes service to the gaming industry that is complimentary to the company's existing service to the Atlantic City gaming industry through its New Jersey operations.

         Gross  Profit.   Gross  profit  for  the  six  months  ended  1999  was
$3,433,125, an increase of 38% over the same period in 1998. This increase in gross profit was due primarily to the increase in revenues described above.

         Income Before Provision for Income Taxes. Income before provision for income taxes and minority interest for the six months ended June 30, 1999 was $324,045, an decrease of 18% over the same period in 1998. The profit decreased due to an increase in selling, general and administrative expenses. Specifically, increased costs for the implementation of an acquisition department in the second quarter 1999 and increased costs to operate as a public company which were not incurred in 1998.

         Interest Expense. Interest expense was $68,820 in the six months ended June 30, 1999, an increase of 51% over the same period in 1998. This increase was due primarily to increased debt associated with business acquisitions, the funding of the initial public offering and the related use of operating lines of credit.

         Net Income. Net income for the six months ended June 30, 1999 $194,927, an decrease of 18% over the same period in 1998. The decrease in net income was primarily due to the increase in selling, general and administrative expenses described above.

Liquidity and Capital Resources

         During the six months ended June 30, 1999, our net cash provided by operating activities was $279,678, an increase of 108% over the same period in 1998.

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

Liquidity and Capital Resources

         We currently intend to use approximately $2.0 million of the proceeds from our initial public offering to fund acquisitions. Additionally, we intend to make acquisitions through other financing mechanisms such as notes and other instruments. Historically, we have been able to make acquisitions with approximately 20-50% of the purchase price in cash and the balance in non-interest bearing purchase notes over extended time frames. Although it is not our intention to use significant amounts of U.S. Laboratories Inc. stock as consideration while making acquisitions, from time to time it may be necessary to do so.

Liquidity and Capital Resources (continued)

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

                                     Part II
Item 2.  Changes in Securities and Use of Proceeds.

         (a) Not applicable.

         (b) Not applicable.

         (c) Not applicable.

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

         As of August 11, 1999, we have used the net proceeds as described in the table below.

--------------------------------------------- ------------------------
Use                                           Amount
--------------------------------------------- ------------------------
Acquisitions                                     $  205,000
--------------------------------------------- ------------------------
Repayment of Debt                                $2,150,000
--------------------------------------------- ------------------------
Working Capital for Operations                   $  270,000
--------------------------------------------- ------------------------


Item 4. Submission of Matters to a Vote of Security Holders.

On June 19, 1999, the Company's Annual Meeting of Stockholders was held in Las Vegas, Nevada, for the following purposes:

(a) The following directors were elected to serve one-year terms to expire at the year 2000 Annual Meeting of Stockholders:

         Electon of Directors:     FOR          AGAINST          WITHHELD
         ---------------------     ---          -------          --------

         Dickerson Wright          3,160,922       0              4,200
         Gary Elzweig              3,160,922       0              4,200
         Donald C. Alford          3,160,922       0              4,200
         Mark Baron                3,160,922       0              4,200
         Martin B. Lowenthal       3,160,922       0              4,200
         Joseph Wasilewski         3,160,922       0              4,200
         Thomas H. Chapman         3,160,922       0              4,200
         James L. McCumber         3,160,922       0              4,200
         Robert E. Petersen        3,160,922       0              4,200
         Noel Schwartz             3,160,922       0              4,200
         Irvin Fuchs               3,160,922       0              4,200

(b) The Stockholders approved an amendment to the Company's 1998 Stock Option Plan to increase the authorized number shares of Common Stock available for issuance under the Plan by 310,000 shares to a total of 810,000 and to comply with California law. The total number of votes cast for, against and abstained was 2,345,440; 57,100; and 14,000, respectively.

Item 6.       Exhibits and Reports on Form 8-K

       a.     Exhibits

              None

       27     Financial Data Schedule
                    (EDGAR version only)

       b.     Reports on Form 8-K

              The company did not file a Current Report on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     U.S. Laboratories Inc.


Date: August 11, 1999                /S/ Dickerson Wright
                                     ------------------------------------
                                     Dickerson Wright, President


Date: August 11, 1999                /S/ Joseph M. Wasilewski
                                     ------------------------------------
                                     Joseph M. Wasilewski,
                                     Vice President and Chief Financial Officer

                                  Exhibit Index

Exhibit Number



27             Financial Data Schedule
               (EDGAR version only)