Form 10QSB
period 1999-09-30
U S LABORATORIES INC
filed 1999-11-15
CIK 1068891

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 -QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

Class                                      Outstanding as of September 30, 1999

Common Stock, $.01 par value per share                    3,200,000

Transitional Small Business Disclosure Format: Yes_____   No   X

                             U.S. Laboratories Inc.

                                      Index

                                                                          Page
Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at
September 30, 1999 and December 31, 1998                                   3

Consolidated Statements of Operations
For the Nine Months ended September 30, 1999 and 1998                      5
and the Three Months ended September 30, 1999 and 1998

Consolidated Statements of Stockholders Equity
For the Nine Months Ended September 30, 1999                               6

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998                      7

Notes to Consolidated Financial Statements                                 9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   15


Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds                          18

Item 5. Other Information                                                  18

Item 6. Exhibits and Reports on Form 8-K                                   19

Signatures                                                                 20

Exhibits                                                                   21

Part I - Financial Information

Item 1.           Financial Statements

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              December 31, 1998 and September 30, 1999 (unaudited)


                               ASSETS

                                                            December 31,  September. 30,
                                                                1998           1999
                                                                           (unaudited)
Current assets
      Cash ................................................   $  121,782   $2,198,044
      Accounts receivable, net of allowances for doubtful
             accounts of $38,241 and $86,246, respectively     3,290,353    3,932,845
      Work-in-process .....................................      254,782      478,424
       Prepaid expenses and other current assets ..........       45,602      189,876
                                                              ----------   ----------

                Total current assets ......................    3,712,519    6,799,189

Furniture and equipment, net of accumulated depreciation
       of $783,695 and $986,176, respectively .............      748,059      824,686
Excess cost over fair value of net assets acquired, net
      of accumulated amortization of $442,481 and $531,929,
      respectively ........................................    1,637,427    1,549,977
Deferred offering costs ...................................      552,738         --
Due from stockholder ......................................         --        140,515
Other assets ..............................................      217,984      258,651
                                                              ----------   ----------



                   Total assets ...........................   $6,868,727   $9,573,018
                                                              ==========   ==========


                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET(Continued)
              December 31, 1998 and September 30, 1999 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,   September. 30,
                                                                   1998           1999
                                                                              (unaudited)
Current liabilities
      Book overdraft .........................................   $  125,635   $     --
      Lines of credit ........................................      697,744         --
      Current portion of long-term debt ......................      132,048      101,099
      Current portion of capitalized lease obligations .......       12,498       15,000
      Current portion of notes payable .......................      515,000       75,000
      Accounts payable .......................................      581,738      449,441
      Accrued payroll and payroll taxes ......................      222,641      304,602
      Other accrued expenses .................................         --        303,140
      Due to stockholder .....................................       81,461         --
      Deferred income tax ....................................    1,123,606    1,123,606
      Income tax payable .....................................      162,708      302,953
                                                                 ----------   ----------

         Total current liabilities ...........................    3,655,079    2,674,841

Long-term debt, net of current portion .......................      211,383      291,904
Capitalized lease obligations, net of current portion ........        5,580        6,000
Notes payable, net of current portion ........................    1,165,000      150,000
                                                                 ----------   ----------

         Total liabilities ...................................    5,037,042    3,122,745
                                                                 ----------   ----------

Commitment

Stockholders' equity
        Preferred stock, $0.01 par value
         5,000,000 shares authorized
         none issued and outstanding .........................         --           --
       Common stock, $0.01 par value
         50,000,000 shares authorized
         2,200,000 and 3,200,000 shares issued and outstanding       22,000       32,000
       Additional paid-in capital ............................      970,252    5,193,199
        Retained earnings ....................................      839,433    1,225,074
                                                                 ----------    ---------

         Total stockholders' equity ..........................    1,831,685    6,450,273
                                                                 ----------    ---------

                  Total liabilities and stockholders' equity .   $6,868,727   $9,573,018
                                                                 ==========   ==========


                     U.S. LABORATORIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999 and 1998
          (unaudited) And the Nine Months Ended September 30, 1999 and
                         September 30 , 1998 (unaudited)

                                                 For the Three Months Ended       For the Nine Months Ended
                                                           Sept 30,                        Sept 30,
                                                    1999             1998            1999            1998
                                                 (unaudited)     (unaudited)     (unaudited)     (unaudited)

Revenue .....................................   $  4,245,299    $  3,339,276    $ 11,230,000    $  8,478,329

Cost of goods sold ..........................      2,147,135       1,780,516       5,698,711       4,432,509
                                                ------------    ------------    ------------    ------------

Gross profit ................................      2,098,164       1,558,760       5,531,289       4,045,820
                                                ------------    ------------    ------------    ------------

Selling, general, and administrative expenses      1,790,362       1,120,502       4,906,210       3,215,256
                                                ------------    ------------    ------------    ------------
Income from operations ......................        307,802         438,258         625,079         830,564
                                                ------------    ------------    ------------    ------------


Other income (expense)
   Interest expense .........................         (6,947)        (73,117)        (75,767)       (118,814)
   Interest income ..........................         17,059           5,396          57,701           9,252
   Other income .............................            776         (31,157)         35,722          13,048
   Other expense ............................           --               119            --               --
                                                ------------    ------------    ------------    ------------

     Total other income (expense) ...........         10,888         (98,759)         17,656         (96,514)
                                                ------------    ------------    ------------    ------------

Income before provision for income taxes ....        318,690         339,499         642,735         734,050
Provision for income taxes ..................        127,476         149,971         257,094         308,301
                                                ------------    ------------    ------------    ------------

Net income ..................................   $    191,214    $    189,528    $    385,641    $    425,749
                                                ============    ============    ============    ============

Basic income per share ......................   $       0.06    $       0.09    $       0.13    $       0.19
                                                ============    ============    ============    ============

Diluted income per share ....................   $       0.06    $       0.09    $       0.13    $       0.19
                                                ============    ============    ============    ============


Weighted average shares outstanding .........      3,200,000       2,200,000       3,003,703       2,200,000
                                                ============    ============    ============    ============


                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Nine Months Ended September 30, 1999 ( unaudited)

                                                           Additional
                                    Common Stock             Paid-In      Retained
                                Shares          Amount       Capital      Earnings       Total
Balance, December
    31, 1998 .............     2,200,000    $    22,000   $   970,252   $   839,433   $ 1,831,685

Issuance of common
   stock through the
   Initial Public Offering
   on February 23,
   1999 ..................     1,000,000         10,000     5,990,000                   6,000,000

Deferred offering costs ..                                 (1,767,053)                 (1,767,053)

Net income ...............                                    385,641                     385,641
                             -----------    -----------   -----------   -----------   -----------
Balance Sept. 30, 1999 ...     3,200,000    $    32,000   $ 5,193,199   $ 1,225,074   $ 6,450,273
                             ===========    ===========   ===========   ===========   ===========


                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1999 and 1998 (unaudited)

                                                   For the Nine Months Ended
                                                           Sept. 30
                                                      1999         1998
                                                  (unaudited)   (unaudited)

Cash flows from operating activities
    Net income .................................   $ 385,641    $ 425,749
    Adjustments to reconcile net income
     to net cash provided by operating
     activities
     Amortization ..............................      87,450       90,384
     Depreciation ..............................     225,113      182,240



(Increase) decrease in
     Accounts receivable .......................    (326,708)    (639,638)
     Work in process ...........................    (223,642)     (81,843)
     Prepaid expenses ..........................    (144,274)      12,076
     Other assets ..............................     (40,667)     (15,868)
Increase (decrease) in
     Accounts payable ..........................    (154,392)      93,679
     Accrued payroll and payroll taxes .........      81,961       33,606
     Other accrued expenses ....................     273,140      (15,785)
     Income tax payable ........................     140,245      308,301
                                                   ---------     --------

Net cash provided by operating
activities .....................................     303,867      392,901
                                                   ---------    ---------

Cash flows from investing activities
     Purchase of furniture and equipment (net) . (174,861) (189,838) Investment in Wyman Enterprises,
     Inc., net of cash acquired ................        --       (296,730)
     Investment in Professional
     Service Industries, Inc. ..................        --        (13,900)
     Investment in Jupiter Division
     of Fraser Engineering & Testing ...........        --        (35,000)
     Investment in Buena Engineers, Inc. .......    (184,178)        --
                                                   ---------    ---------

Net cash provided (used in) investing activities    (359,039)    (535,468)
                                                   ---------    ---------

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1999 and 1998 (unaudited)

                                                     For the Nine Months Ended
                                                              Sept. 30
                                                        1999            1998
                                                    (unaudited)     (unaudited)

Cash flows from financing activities
  Increase (decrease) in book
  overdraft .....................................   $  (125,635)   $     7,351
  Line of credit, (net) .........................    (1,877,744)       (98,176)
  Due to stockholders, (net) ....................      (221,976)      (486,782)
  Payments on long-term debt, capitalized
  lease obligations and notes payable ...........      (428,896)      (105,135)
  Proceeds from the initial stock offering
  net of the deferred offering costs ............     4,785,685           --
  Due from Wyman Testing
  Laboratories, Inc. ............................          --          (25,000)
  Deferred offering costs .......................          --         (317,825)
  Increase in notes payable .....................          --        1,218,993
                                                    -----------    -----------

Net cash provided by
financing activities ............................     2,131,434        193,426

Net increase (decrease) in cash .................     2,076,262         50,859
                                                    -----------    -----------

Cash, beginning of period .......................       121,782         94,132
                                                    -----------    -----------

Cash, end of period .............................   $ 2,198,044    $   144,991
                                                    ===========    ===========


Supplemental disclosures of cash flow information

  Interest paid .................................   $    75,767    $   118,814
                                                    ===========    ===========

  Income taxes paid .............................   $   111,800    $       135
                                                    ===========    ===========

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             As of December 31, 1998 and September 30, 1999 and for
          the Nine Months Ended September 30, 1999 and 1998 (unaudited)
             (The information with respect to the nine months ended
                   September 30, 1999 and 1998 is unaudited.)

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

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
             As of December 31, 1998 and September 30, 1999 and for
          the Nine Months Ended September 30, 1999 and 1998 (unaudited)
             (The information with respect to the nine months ended
                   September 30, 1999 and 1998 is unaudited.)

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

         Interim Unaudited Financial Information
         The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results for the entire fiscal year ending December 31, 1999.

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

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             As of December 31, 1998 and September 30, 1999 and for
          the Nine Months Ended September 30, 1999 and 1998 (unaudited)
             (The information with respect to the nine months ended
                   September 30, 1999 and 1998 is unaudited.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


         Concentrations of Risk
         The Company sells products and provides contract services to construction companies and the military, primarily in California, New Jersey, Florida, and Nevada. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Net Income Per Share
         For the nine months ended September 30, 1999 and 1998, the Company adopted SFAS No. 128, "Earnings per share." Basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

NOTE 3 - CASH

         The Company maintains cash deposits at banks located in California, Nevada, Florida, and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998 and September 30, 1999, uninsured portions of balances held at banks aggregated to $27,026 and $1,744,813, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
             As of December 31, 1998 and September 30, 1999 and for
          the Nine Months Ended September 30, 1999 and 1998 (unaudited)
             (The information with respect to the nine months ended
                   September 30, 1999 and 1998 is unaudited.)

NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:

                                                     December 31,  September 30,
                                                         1998          1999

Automobile and trucks...............................$      621,719   $  753,998
Furniture and fixtures ..............................      291,199      270,628
Office hardware and software ........................       91,918      171,092
Machinery and equipment .............................      423,846      485,305
Leasehold improvements ..............................      103,072      129,839
                                                        ----------   ----------

                                                         1,531,754    1,810,862
Less accumulated depreciation and amortization ......      783,695      986,176
                                                        ----------   ----------

         Total ......................................   $  748,059   $  824,686
                                                        ==========   ==========

         Depreciation and amortization expense for the nine months ended September 30, 1998 and 1999 was $182,240 and $225,113, respectively.

NOTE 5 - NOTES PAYABLE

         Notes payable consisted of the following at September 30, 1999:

         Note payable to stockholder of Wyman Enterprises,
           Inc. in connection with the acquisition.
           The amount is to be paid in three annual
           installments of $37,500 beginning March 25,
           2000...................................................    $ 112,500

         Note payable to stockholder of Wyman Enterprises,
           Inc. in connection with the acquisition.
           The amount is to be paid in three annual
           installments of $37,500 beginning March 25,
           2000 ..................................................       112,500
                                                                      ----------
                                                                         225,000
           Less current portion...................................        75,000
                                                                      ----------
              Long-term portion...................................    $  150,000
                                                                      ----------
NOTE 6 - RELATED PARTY TRANSACTIONS

         Due to Stockholder
         At December 31, 1998, the company had amounts due to the majority stockholder of $81,461. The amounts are non-interest bearing and are payable upon demand.

         Due from Stockholder
         At September 30, 1999, the company had amounts due from the majority stockholder of $140,515. The amounts are due in three annual equal installments and are non - interest bearing.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 As of December 31, 1998 and September 30 , 1999
      and for the Nine Months Ended September 30, 1999 and 1998 (unaudited)
      (The information with respect to the nine months ended September 30,
                          1999 and 1998 is unaudited.)

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

         Stockholder Management Fees
         During the nine months ended September 30, 1998, the Company expensed $137,063 in management fees to a stockholder. The management fees are based upon 5% of net sales of a subsidiary.

NOTE 7 - STOCK OPTION PLAN

         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of Common Stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to bring the total number of shares reserved to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. In September 1999, the Company had 395,000 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 238,632 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

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

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 As of December 31, 1998 and September 30, 1999
      and for The Nine Months Ended September 30, 1999 and 1998 (unaudited)
      (The information with respect to the nine months ended September 30,
                          1999 and 1998 is unaudited.)



NOTE 11 - COMMITMENT

         During 1999, we signed a three year office building lease with a related party to lease office space in New Jersey for the companies financial and mergers and acquisition staff.

         The rental payments are $1,600 per month plus utilities.

NOTE 12 - LINES OF CREDIT

         In the third quarter 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. At the end of September 30, 1999, this working capital line of credit was unused and available for future use.

         In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the company and at the end of one year this facility will convert to a five year term loan. At the end of September 30, 1999, this capital purchases line of credit was unused and available for future use.

         In the third quarter, 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At the end of September 30, 1999, this term loan facility was unused and available for future use.

         All of these credit facilities are secured with the assets of the company and its subsidiaries and bear interest at the variable prime rate.

         The Company also has a line of credit with Bank of America in the amount of $500,000. Dickerson Wright and his spouse guarantee this line of credit. It is an unsecured note that is all due in July 2000. The note bears interest at the prime rate. This line of credit is still in place and has been reduced to a zero outstanding balance since the end of 1998. The company does not intend to use this credit facility in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Financial Condition and Results of Operations

         Nine Months Ended September 30, 1999 and 1998

           Revenue. Revenue for the nine months ended September 30, 1999 was $11,230,000, an increase of 33% over the same period in 1998. The increase is primarily attributable to an internal growth rate of approximately 29%, with the remaining 4% attributed to the expansion of operations through the acquisition of an engineering consulting services company in the second quarter 1999.

           Gross Profit. Gross profit for the nine months ended 1999 was $5,531,289, an increase of 37% over the same period in 1998. This increase in gross profit was due primarily to the increase in revenues described above.

           Income Before Provision for Income Taxes. Income before provision for income taxes for the nine months ended September 30, 1999 was $642,735, an decrease of 12% over the same period in 1998. The profit decreased due to an increase in selling, general and administrative expenses. Specifically, increased costs for travel and due diligence to locate potential acquisition candidates, for upgrading computer systems and increased costs to operate as a public company that were not incurred in 1998.

           Interest Expense. Interest expense was $75,767 in the nine months ended September 30, 1999, an decrease of 36% over the same period in 1998. This decrease was due primarily to reduced debt associated with the funding of the initial public offering.

           Net Income. Net income for the nine months ended September 30, 1999 was $385,641, a decrease of 9% over the same period in 1998. The decrease in net income was primarily due to the increase in selling, general and administrative expenses described above.

Liquidity and Capital Resources

           During the nine months ended September 30, 1999, our net cash provided by operating activities was $303,867, a decrease of 23% over the same period in 1998 primarily due to the payment of estimated federal and state taxes in the second and third quarters of 1999.

           In the third quarter 1999, we entered into a $4,000,000 revolving working capital line of credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. At the end of September 30, 1999, this working capital line of credit was unused and available for future use.

           In the third quarter 1999, we entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the company and at the end of one year this facility will convert to a five year term loan. At the end of September 30, 1999, this capital purchases line of credit was unused and available for future use.

           In the third quarter, 1999 we entered into a $350,000 term loan facility to refinance existing equipment debt. At the end of September 30, 1999, this term loan facility was unused and available for future use.

           All of these credit facilities are secured with the assets of our company and our subsidiaries and bear interest at the variable prime rate.

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

           We currently intend to use approximately $2 million of the proceeds from our initial public offering to fund acquisitions. Additionally, we intend to make acquisitions through other financing mechanisms such as notes and other instruments. Historically, we have been able to make acquisitions with approximately 20-50% of the purchase price in cash and the balance in non-interest bearing purchase notes over extended time frames. Although it is not our intention to use significant amounts of U.S. Laboratories Inc. stock as consideration while making acquisitions, from time to time it may be necessary to do so.

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

Related Party Transactions

           During 1999, we signed a three year office building lease with a related party to lease office space in New Jersey for the companies financial and mergers and acquisition staff. The rental payments are $1,600 per month plus utilities.

Management Indebtedness

           At September 30, 1999, we had amounts due from a majority stockholder in the amount of $140,515. This amount was evidenced by a promissory note and the principal payments are due in three equal annual installments and are non-interest bearing.

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

Subsequent Event

           On October 15, 1999, we acquired certain assets and liabilities of an engineering firm in Naples, Ft. Myers, Florida. The purchase price was of $100,000 in cash, plus 20,000 shares of U.S. Laboratories Inc. common stock and notes payable of $100,000. The Agreement provides for the company to reduce these payments if the seller does not meet a minimum net book value or maintain certain operating goals.

Backlog

As at September 30, 1999, our backlog has reached approximately $10 million. This figure has increased approximately 38% or $2.8 million from $7.2 million at September 30, 1998.

New contract awards to our strategically located subsidiaries in the northeast, southeast and southwest regions of the United States are combined in the total backlog.

The following major new contracts cover projects from all the subsidiary regions.

o        The Philadelphia Eagles Football Team's new practice facility
o        The Dolphin Mall, retail and entertainment complex near Miami Airport
o        Deguardiola Development Ventures Abacoa Town Center in Jupiter, Florida
o The Ocean Spray Distribution Center and various projects for Boyd Gaming in Las Vegas, Nevada
o The Del Mar Marriott, Sea World Attraction 2000 and Hollywood Water Quality Improvement Project in California

Forward Looking and Cautionary Statements

           Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB (including statements in the Year 2000 discussion above) may constitute `forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; the ultimate impact of the various Year 2000 issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

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

         As of November 10, 1999, we have used the net proceeds as described in the table below.

Use                                                           Amount

Acquisitions                                                  $305,000

Repayment of Debt                                           $2,150,000

Working Capital for Operations                                $650,000



Item 5.  Other Information

         The Board of Directors authorized a stock buyback program for the repurchase of up to 100,000 shares of our common stock on November 2, 1999. The open market transactions will be made from time to time as determined by us. Repurchases will be made in compliance with applicable rules and regulations utilizing corporate earnings, and may be discontinued at any time.

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None

27       Financial Data Schedule
                         (EDGAR version only)

         b.       Reports on Form 8-K

                  The company did not file a Current Report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. Laboratories Inc.


Date: November 12, 1999             /S/ Dickerson Wright
                                    ------------------------------------
                                    Dickerson Wright, President


Date: November 12, 1999             /S/ Joseph M. Wasilewski
                                    ------------------------------------
                                    Joseph M. Wasilewski,
                                    Vice President and Chief Financial Officer

                                  Exhibit Index

Exhibit Number

27       Financial Data Schedule
          (EDGAR version only)