Form 10KSB
period 1999-12-31
U S LABORATORIES INC
filed 2000-03-30
CIK 1068891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

[ ]      TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE    SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________  to __________________

Commission file number:  0-25339

                             U. S. Laboratories Inc.
                 (Name of small business issuer in its charter)

             Delaware
  (State or other jurisdiction of                       33-0586167
  incorporation or organization)           (I.R.S. Employer Identification No.)

7895 Convoy Court, Suite 18, San Diego, California                     92111
     (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (858) 715-5800

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $16,397,060

Aggregate market value of voting stock held by non-affiliates of the issuer as of March 15, 2000: $4,000,000

Number of shares of common stock,  no par value,  outstanding on March 15, 2000:
3,200,000

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format:  Yes ___  No   X

                             U. S. Laboratories Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 1999

                                                                           Page

PART I.......................................................................3

Item 1.  Business............................................................3

Item 2.  Properties.........................................................14

Item 3.  Proceedings........................................................15

Item 4.  Submission of Matters to a Vote of Security Holders................15

PART II.....................................................................16

Item 5.  Market for Common Equity and Related Stockholder Matters...........16

Item 6.  Management's Discussion and Analysis of Financial
          Statements and Results of Operations..............................17

Item 7.  Financial Statements...............................................19

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure............................19

PART III....................................................................20

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a)
          of the Exchange Act...............................................20

Item 10. Executive Compensation.............................................22

Item 11. Security Ownership of Certain Beneficial
          Owners and Management.............................................25

Item 12. Certain Relationships And Related Transactions.....................26

Item 13. Exhibits and Reports on Form 8-K...................................27

                                     PART I

Item 1.  Business

Overview

         U.S. Laboratories Inc. is a Delaware corporation formed in May 1998, that offers quality construction control services from conception to completion of a building project in order to verify that the project conforms to construction specifications. We analyze the soil that will be built upon to determine whether it can hold the proposed structure. We also analyze the structural strength of the concrete, masonry, and steel materials to be used during construction. We use universally recognized test procedures and laboratory equipment to perform the analyses, and all construction in the field is verified by our licensed inspectors. Our projects involve every type of construction: high-rises, low-rises, shopping centers, residential, schools, hospitals, bridges, tunnels, highways, stadiums, airports, military facilities, and many other types of public and private improvements. We work for government agencies, real estate developers, general contractors, school districts, and other types of landowners.

Description of Engineering Services

         Our service to clients begins before an actual construction project commences. We evaluate construction sites, building plans, and designs to assure compliance with the approved construction documents for the proposed facility. We assess the building site by testing the soil and the materials. We also evaluate the impact on the environment. We do this to detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend optimum methods and materials for building foundations, site preparation, and excavation. We provide these services on an integrated start to finish basis designed to guide clients through each phase of a construction project. We become an integral part of our client's project team, offer comprehensive quality control programs, and create value by delivering quality control and problem solving in a cost-effective manner to meet our clients' time and budget requirements.

         When construction commences, we begin onsite consulting by monitoring construction quality. We visually inspect each phase of the construction project, including excavation, foundations, structural framing, mechanical heating and air conditioning systems, electrical systems, underground utilities, and roofing. Where applicable, we may use additional methods to test materials and work quality, testing the metals, concrete, and other materials used in construction continues through each phase of the project. We are comprehensively involved during the construction phase to assure compliance with the design specifications and to monitor the overall quality of work.

         During construction, we actively maintain contact with our clients' project managers. Problems detected or anticipated are identified, and we assist clients in determining appropriate, cost effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for our client. We will also perform final inspections to determine the moisture resistance of windows, doors, foundations, and roofing. After construction, we offer periodic building inspection services to assure that the building is being maintained in accordance with applicable building codes to assure maximum building life. We may also perform indoor air and water quality tests during this period.

         Construction Materials Testing and Engineering Services. We provide testing and client representative services related to concrete and steel materials used in the construction industry. From the preconstruction stage of evaluating materials to the completion of the project, our range of services supporting construction projects include quality assurance and quality control, construction specifications, test evaluations, materials performance documentation, and problem solving. We conduct these services in our laboratories prior to and during construction, in the fabrication plant, and at the construction site.

         Our expertise in these areas provides valuable assistance to clients in the construction of major buildings of all types and sizes including industrial, commercial, office, retail, medical, school, military, and governmental, as well as highways, railroads, dams, bridges, transmission towers, airports runways, water supply facilities, wastewater treatment facilities, dock and waterway facilities, solid waste landfills, power plants, and many other structures. Potential clients includes architects, engineers, contractors, commercial developers, local, state, and federal government agencies, corporations, and other user-owners.

         We provide testing of concrete and structural and reinforcing steel through proven systematic methods and procedures of quality control management. We customize project work to meet our clients' specific needs. We deliver materials testing services on-site for the duration of a construction project, giving us a competitive advantage over other providers. Concrete is tested during and after placement to measure its consistency and strength. Architects or engineers develop specifications for the design of the structure or foundation, and we verify them during construction.

         We also test steel structures for compliance. While many steel tests and inspections are performed at the project site, tests and inspections are also done at the steel fabrication plant, where the process can be monitored and imperfections can be corrected before shipment to the project. Concrete and steel samples collected in the field are transported back to our local laboratory for analysis. Field representatives are deployed to the job site from the nearest area office providing these services. Typically, a 100-mile radius is the most economically feasible distance for providing these services. Therefore, we only provide these services in areas with construction activities to support the necessary operational resources. Periodically field offices are established to accommodate large projects.

         All of our field personnel work directly under the supervision of licensed civil/geotechnical engineers. These engineers actively participate in American Society of Civil Engineers, American Council of Independent Laboratories, American Public Works Association, and other similar professional groups in order to remain current with changes in the industry. As members of the International Conference of Building Officials, our personnel receive notification of all code changes. All field personnel must maintain and renew licenses in their respective areas of inspection. All laboratories are inspected biannually by the Cement and Concrete Reference Laboratory ("CCRL") of the National Institute of Standards and Measures. Additionally, our laboratories participate in proficiency programs conducted by CCRL and the American Association of State Highway & Transportation Officials.

         Infrastructure Engineering Services. We provide inspection and testing services similar to those provided to our construction materials testing and engineering services and geotechnical engineering services clients. These services are provided to support the planning and construction of the transportation network including highways, bridges, piers, tunnels, airports, and other similar structures; dams, drainage basins, and storm water facilities, waste treatment facilities, and utility transfer systems. One advantage we have is that our laboratories in California and New Jersey have been certified by the American Association of State Highway & Transportation Officials. This AASHTO certification is often required in order to bid on infrastructure projects, especially the larger projects. We believe that demand for these services will increase in the future as the country repairs its deteriorating infrastructure and as funding becomes available as a result of Congress' recent TEA-21 funding package authorizing approximately $165 billion for highway and infrastructure improvements. As we have become active in providing infrastructure engineering services, we believe we will receive additional work from the substantially increased expenditures projected for transportation construction.

         Geotechnical Engineering and Consulting Services. Our geotechnical engineering and consulting services involve the analysis of soil data and design of structures supported on or within the earth. Geotechnical services begin with the project planning and design phase of a project, extend through construction, and often continue through the service life of a structure. Geotechnical engineers, geologists, and earth scientists conduct tests on the soil, rock, and groundwater to determine whether sites are suitable for proposed new construction. Our professionals have expertise in soil and rock mechanics, geophysics, and earthquake engineering. The design of a subsurface program requires familiarity with local geology and a thorough knowledge of economical construction methods. Our offices are staffed by professionals with local expertise in a wide variety of soil conditions.

         Soil tests are performed to determine soil compaction characteristics both before foundation design and after excavation or soil placement have taken place. These tests is determine the stability and load-bearing characteristics of a soil before, during, and after construction. We use the expertise of our geotechnical engineers, geologists, and experienced field drilling personnel to design a field exploratory program. The field data and samples are brought to our soil laboratories for further testing and evaluation. The information obtained during the field exploration and laboratory testing is used to provide our clients with cost-effective designs for high-rise building foundations, site improvements, tunnels, dams, manufacturing facilities, landfills, bridges, and many other structures. We also provide specific recommendations to avoid delays and cost overruns during construction, particularly in the weather-dependent site preparation phase of a project. An engineering report is prepared under the direction and review of a licensed professional engineer familiar with the particular geologic conditions and engineering requirements for the project.

Other Services and Products

         In  addition  to  the  core  services   described  above,  we  maintain
specialized services that can be integrated with the overall needs of our clients. This is part of our overall business strategy to build and maintain client relationships while adjusting to the market demand for professional services. Most of these services have either developed within the last five years or been obtained through recent acquisitions. The following is a description of some of the non-core services we offer to complement our core business.

         Building Condition Surveys. As part of our integrated service strategy for commercial and industrial clients, we also offer building condition surveys. As a general rule, building condition surveys involve an evaluation of the facility's heating, ventilation, and lighting systems, water services, roofing system, and structural or architectural construction or both. This service is frequently associated with the purchase of real estate where the purchaser requires an evaluation of operation and maintenance exposures of property prior to closing. These services are also integrated with our other commercial and industrial project services such as Phase I and Phase II environmental assessments, asbestos assessments, and indoor air quality consulting. We are in the process of promoting and developing building condition surveys on a national level.

         Construction Administrative Services. Our services also include construction administrative services. These services range from acting as our client's field representative during construction to overall responsibility for the project's quality issues. The client representative assures that the construction is done according to the plans and specifications developed by either the architect or engineer. These services are typically billed on either daily rates or hourly rates plus expense reimbursement.

         An example of these services is a recent long-term contract to act as the Orange County, Florida's school district field representative for all of its new construction and building maintenance. In the case of this school district, which encompasses the entire city of Orlando, we act like a building department, reviewing plans, conducting inspections, and certifying compliance with codes.

         Environmental Assessment Services. The majority of our project activities within this segment focus on identifying potential environmental hazards and risk exposures. We provide environmental consulting services to corporate and governmental clients. Many of these clients are large regional and national corporations with multi-site consulting needs. Client relationships and quality of service delivery primarily drive the market for these services.

Business Strategy and Current Year Developments

         Our  strategic  goal  is  to  be a  leading  provider  of  construction materials testing and engineering services, geotechnical engineering and consulting services, and infrastructure engineering services through the consolidation of independent companies and internal growth. We achieve our business objectives through strategic acquisitions, emphasis on premium national accounts, expansion of infrastructure engineering services, a balance of public sector and private industry clients, expansion of international services, and expansion of domestic geographic markets.

         Pursue Strategic Acquisitions. We believe that the industry for engineering services is fragmented and that there are opportunities to acquire local engineering services companies. We estimate that there are 3,500 companies whose businesses are complementary to ours. We believe our expertise in identifying, completing, and integrating acquisitions provides us with a competitive advantage in entering new geographical markets. We plan to apply our expertise in assimilating acquired companies' personnel and branch operations into our existing infrastructure and expanding acquired companies' service and product offerings to existing clients. We further believe that our existing infrastructure provides a platform for tuck in acquisitions of regional and local companies. A tuck in acquisition is one in which we integrate the acquisition with our existing regional management.

         In analyzing new acquisitions, we normally pursue acquisitions that either provide the critical mass to function as a profitable, stand-alone operation, or are geographically situated so that they can be integrated into our existing locations. If we acquire a stand-alone operation, it must possess an experienced management team thoroughly committed to going forward with us. We also must identify how the profitability of a new acquisition can be improved as part of our operations through the integration of the new personnel into our management systems and the expansion of the service and product offerings to existing clients. We believe we can improve the operations of our acquisitions by providing superior marketing and sales support, customer service, cash management, financial controls, and human resources support.

         Since 1993, we have implemented this strategy, the key elements of which are designed to establish a national infrastructure of branch office locations and diversify our service offerings. We currently operate facilities serving San Diego, Riverside, San Bernardino, Orange, and Los Angeles counties in Southern California; Las Vegas, Nevada and the surrounding area; the New York City metropolitan area and northern New Jersey; Atlantic City and central New Jersey; Philadelphia and southwest New Jersey; and Miami, Fort Lauderdale, Palm Beach, Jupiter, Ft. Myers/Naples and Orlando, Florida. Prior to 1999, we had completed a total of five acquisitions, and during 1999 we successfully completed an additional two acquisitions. During the first quarter of 2000, we have completed four acquisitions.

         In May 1999, we entered into an asset purchase agreement to acquire substantially all the assets of Buena Engineers, Inc., which is headquartered in Las Vegas, Nevada, one of the most explosive growth markets in the nation. Buena is a stand-alone operation, and came with an experienced management team, a solid reputation, and a well established client base. The engineering services provided by Buena duplicate those we provide the gaming industry in Atlantic City through our New Jersey subsidiary, and our presence in two of the major entertainment centers in the U.S. will create a positive synergy for our customers located in both markets. We paid approximately $320,000 for the operation which will generate in excess of $1 million in annual sales.
         In October  1999, we acquired  Advanced  Geo-Materials  Services,  Inc.
(AGS), a long standing engineering services firm in the Ft. Myers/Naples, Florida region. With offices already in Orlando, Jupiter, Palm Beach, and
Plantation, the addition of an operation on the west coast of Florida now enables PEICO, the U. S. Labs subsidiary in Florida, to offer services statewide. AGS has been merged into the PEICO operation and its successful operations since the acquisition authenticate the validity of the tuck in concept. AGS was acquired for approximately $250,000 and will generate in excess of $1 million in annual revenues. We also acquired an engineering firm from Gary Elzweig, a stockholder, for $30,000 cash. This acquisition will allow our company to bid on the privitization of public work in Florida.

         In January 2000, our company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. ("BTC") for a total purchase price of $1,200,000 payable for $500,000 in cash, which has been paid. The buyer will pay to stockholders cash equal to the collections of accounts receivable and work-in-process during the six months immediately following the closing date up to a maximum amount of $700,000.

         In January 2000, Buena Engineers, Inc., a wholly-owned subsidiary of U.S. Laboratories, Inc., entered into an asset purchase agreement with Stewart Environmental, Inc. ("Stewart") to purchase substantially all of the assets for a purchase price of $60,000.

         In January 2000, San Diego Testing Engineers, Inc. entered into a asset purchase agreement to purchase substantially all the assets of SAGE Engineering, Inc. ("SAGE") for a total purchase price of $50,000 in cash and 15,000 shares of common stock.

         In February 2000, our company entered into an asset purchase agreement with Intertek Technical Services, which will operate under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash, which has been paid.

         Target Premium National Accounts. As a result of our acquisition strategy, we expanded our service offerings and client base. This has resulted in our ability to attract premium national accounts such as Home Depot, Marriott, Target, Wal-Mart, Disney, and Nordstrom. We expect these opportunities to continue at an accelerated rate.

         Increase Infrastructure Accounts. The successful implementation of strategies designed to increase service offerings has resulted in our ability to capitalize on certain high-growth market opportunities. We believe that we are well positioned to take advantage of the approximately $165 billion authorized under the TEA-21 for highway construction and related services. Our advantages include a strong presence in California, which expects to receive $2.5 billion in funds over the next six years, or $800 million more than under the previous legislation. However, we have no guaranty that we will secure contracts funded by the TEA-21.

         Balance Public Sector and Private Industry Services. We continue to successfully maintain a balance between business from the public sector and private industry clients. The private industry sector clients allow us to take advantage of increases in private construction during times of economic expansion. The public sector clients provide us a continued revenue source during times of economic slowing because public sector projects are not as sensitive to downturns in the economy as private industry projects.

         Expand Geographic Markets. We are targeting ten geographical areas for expansion. We believe that one key executive can efficiently manage an operation with $10 million in annual sales. Additionally, as each operating division grows, it will continue to reduce overhead as a percentage of sales. Further, because we provide ancillary administrative support necessary to run each division, our division level executives are encouraged to manage these operations in a more decentralized fashion. Consequently, our division level managers can react to regional business practices and traditions. We are committed to future expansion and have targeted the West Coast and the Mid-Atlantic regions for expansion.

Contractual Arrangements

         We often provide services for our major clients under arrangements involving continuing service agreements. These arrangements are usually on a time-and-materials, cost-plus-fixed-fee, or a fixed-price basis, and are usually terminable on advance notice by either party. In 1999, approximately 60% of our projects were on a time-and-materials basis, under which we billed our clients at fixed hourly rates plus subcontracted services and materials used. In 1999, an additional 25% of our work was performed under cost-plus-fixed-fee agreements where we and our client agreed to a budgeted contract, but our client covered overruns and was credited for any savings realized under budget.

         Fixed-price arrangements, under which we perform a stated service for a set price regardless of the time and materials cost involved, represented approximately 15% of our business in 1999. This percentage may significantly change from time to time in the future. Although this type of contract does carry the risk that the cost to us for performing the agreed-upon services may exceed the set price, a fixed-price also has the benefit of potentially higher profit created by all savings under the contract amount. With military projects, we have used fixed-price contracts very successfully where very detailed project plans and specifications are available. When quoting a fixed-price contract, our marketing personnel provide detailed breakdowns of all phases of the work specified including man-hours, tests, and construction schedule assumptions. The fixed-price contract is thus based upon a clearly defined scope of work and contract duration. During the course of the project this scope of work and contract duration is constantly monitored, and any expansion of the scope of work or contract duration is billed as an extra to the contract.

         We have undertaken, and may undertake in the future, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates or both. Unsatisfactory performance or unanticipated difficulties in completing these projects may result in client dissatisfaction and a reduction in payment to us or payment of damages by us to our clients or other persons. Either of these results could have a material adverse effect on our financial condition or our results of operations. Certain contracts involving government agencies are priced at cost or agreed upon labor rates plus overhead. Our overhead rates are subject to audit and could result in price reductions associated with disallowed overhead costs or methods used to derive overhead rates.

Marketing and Sales

         We provide our professional consulting, engineering, and testing services in the construction industry to Fortune 500 companies, Engineering News-Record top 400 contractors and construction engineering firms, small companies, real estate property owners and managers, and federal, state, and local governments. Our contracts are obtained by our sales staff through relationship building followed by proposals and bidding. The current sales staff consists of one to two sales representatives in each of our locations, and estimators as well as clerical staff back up these sales personnel. Referrals from existing and former clients, architects, and engineers are a significant source of contract leads. Clients are often interested in more than one of our services. We have been able to sell construction materials testing and engineering services, geotechnical services, and environmental services, to the same clients.

         We presently market our services through our subsidiaries. Direct marketing is accomplished by technical sales representatives, technical personnel, and management personnel who routinely call on prospective clients. We also utilize government and industry publications to identify potential services and requests for project proposals for submission of competitive bids.

         Recent trends in the engineering and consulting market require that a service provider commit considerable resources toward maintaining and developing client relationships. This shift from project-specific to long-term client relationship partnering requires a service provider to dedicate both technical and marketing resources toward tailoring services for a client. It also requires the provider to maintain a broad range of responsive, quality services. The rewards of this client relationship partnering and quality, service-focused programs are continued revenues from repeat customers and, in many instances, sole source solicitation and award of work to the firm.

Key Clients and Projects

         Our services and products are applicable to a full range of business, manufacturing, institutional, and government sectors. However, based on demand for our services, existing relationships, and revenue generation potential, we target real estate management and development firms, large general contracting firms, large construction management firms, national corporate owners/users, state transportation agencies, municipalities, public school systems, public housing authorities, and the U.S. Department of Defense as key client sectors for development.

         Our client list is comprised of hundreds of different customers. We serve the private commercial market, the public sector, and a variety of public interest or non-profit organizations. In 1999, no single customer accounted for more than 10% of our revenues. The following is a representative list of our clients.

                          Private Commercial Clients
  Wal-Mart                                                         Nordstrom
  Neiman Marcus                                                   Home Depot
  Saks Fifth Avenue                                             Circuit City
  Lord & Taylor                                                     Marriott
  Hilton Hotels                                                  Walt Disney
  Claridge Casino Atlantic City                           Bally's Park Place
  Sea World San Diego                              Universal Studios Orlando
  Lockheed Martin                                           Sports Authority
  Rite-Aid                                                     Target Stores

                           Public Interest Clients
  Giants Meadowlands                           California State Universities
  San Diego Qualcomm Stadium                            Princeton University
  Florida Panthers Ice Hockey                       University of California

                            Public Sector Clients
  New Jersey Turnpike Authority                      Port Authority New York
  New Jersey Transit Authority                     Port Authority New Jersey
  New Jersey Sports & Expositions                                   CalTrans
  City of Los Angeles                                      City of San Diego
  San Diego County                                        Los Angeles County
  United States Navy                                Port Authority San Diego

         One marketing and operational goal we have worked toward is an equal balance between private industry and public sector work. We have maintained this goal although the percentage breakdown in the three regional areas we serve has varied. In Southern California, Nevada and Florida, the split between private industry and public sector work has been even. In the New Jersey area, approximately 25% of the work has been private industry and 75% public sector.

Backlog

         Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At December 31, 1999, we had approximately $11.0 million of gross revenue backlog compared to $8.1 million at December 31, 1998.

         We bill for our services monthly for work completed during the previous month. All billing is done on the regional level, and all accounts receivable responsibilities are also handled on the regional level with overall supervision from our headquarters. Collection periods for our receivables range between 85 and 100 days. An allowance for doubtful accounts is typically established equivalent to five percent of accounts receivables.

Competition

         The services that we provide are subject to intense competition. In addition to the thousands of small consulting and testing firms operating in the United States, we compete with several national engineering and consulting firms including Law Companies Group, Inc., Harding Lawson Associates Group, Inc., Dames & Moore, Inc., and Professional Service Industries, Inc.

         Some of our present and future competitors may have greater financial, technical, and personnel resources than us. We cannot predict the extent of competition that we will encounter in the near future as construction materials testing and engineering, infrastructure, geotechnical and environmental services industries continue to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness, and costs of services. Our ability to compete successfully will depend upon our marketing efforts, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel, and the availability of insurance.

Insurance

         We have a claims made professional liability insurance policy, which includes contractor's pollution liability coverage. The professional liability insurance policy has a three-year term, ending in November 2002. The policy has limits of $2 million on both the annual aggregate and per-claim, with a deductible of $25,000 per claim. Increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients or contracts. A claims made policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions.

         We currently have no professional liability claims pending and we are unaware of any other claims that will have a material adverse effect of our operations or financial condition. Although various claims have been made in the past against our professional liability policy, to date no such claim has ever resulted in an uninsured loss.

         We also carry an occurrence basis general liability insurance policy in the amount of $2 million, with a $5 million umbrella. This coverage includes products/completed operations. The general liability insurance policy has a one-year term. Our policies have been renewed in each of the years that they have been in effect.

         In addition, we have secured a claims made directors and officers' liability insurance policy with an aggregate limit of $5 million. This policy has a one-year term that has been renewed in February 2000. We can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policies.

         The Company maintains key person life insurance policies on the lives of Dickerson Wright, Martin Lowenthal, Mark Baron, Christopher O'Malley, and Gary Elzweig. According to the provisions of those policies, our company receives the amount of $2,650,000, $650,000, $300,000, $300,000, and $1,000,000,
on the lives of Messrs.
Wright, Lowenthal, Baron, O'Malley, and Elzweig, respectively.

Government Regulation

         Except for state licensure requirements for the engineering component, there is limited regulation of the construction materials testing and engineering or geotechnical consulting service industries. Industry standards are set by agencies, including the American Society of Testing Material, the American Association of State Highway & Transportation Officials, the American Concrete Institute, and the American Welding Society. State and local building codes, the stringency of which varies by location, however, govern construction projects themselves.

Personnel

         We employ approximately 260 regular, full-time employees, including 212
engineers,   inspectors,   and  field  lab  technicians  and  48  administrative
personnel. None of our employees is presently represented by a labor union.
We believe that relations with our employees are good.

Risks and Uncertainties

Potential  Limited  Growth of U.S.  Labs due to our  Inability  to Identify  and
  Acquire Companies that will Expand or Complement our Business

         One of our primary strategies is to pursue the acquisition of other companies or assets that either complement or expand our existing business. We cannot predict the likelihood of a material acquisition being completed in the future. If we cannot identify and complete acquisitions in the future, this may have an adverse affect on our future operations and financial results.

We may not Profitably Manage Additional Companies or Successfully Integrate Them into our Operations

         Although we have successfully completed several acquisitions, there can be no assurance that we will profitably manage additional companies or successfully integrate these additional companies into our operations. Acquisitions may involve a number of special risks, including adverse effects on our reported operating results, substantial burdens on our management resources and financial controls, dependence on retention and hiring of key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our operations and financial performance.

Potential  Professional  Liability  for  Structural  Failure,  Property  Damage,
  Personal Injury, or Economic Loss may Substantially Exceed the Fees Derived from our Engineering Services

         Due to the nature of our engineering advisory services, we are exposed to a risk of professional liability for structural failure, property damage, personal injury, or economic loss that may substantially exceed the fees derived from these services. We maintain various insurance policies that cover these risks. Because customers may require that we maintain liability insurance, the possible future unavailability of this insurance could adversely affect our ability to compete effectively.

Potential Adverse Effect on our Business if we Fix Prices that are too Low for Fixed-Price Contracts or we Fail to Correctly Estimate Resources Required for Fixed-Price Contracts

         If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our contractual obligations in a manner consistent with the project plan upon which its fixed-price contract was based then our results of operations, and business and financial condition, could be adversely affected. For example, we may establish a price before the design specifications are finalized, which could result in a fixed price that turns out to be too low and therefore adversely affects our business and financial condition.

We may have to Revise  Plans  During the  Course of a Project  that will Cost us
  Time and Resources and may Adversely Affect our Profitability

         We may be required to commit unanticipated additional resources to complete certain projects, which may negatively affect the profitability generated on such projects. We may have to revise project plans during the project or change project managers to ensure projects are completed on schedule. Failure to anticipate these needs could have a material adverse effect on our business, financial condition, and results of operations.

Dependence  of U.S.  Labs on a Limited  Number of Key  Personnel  to Manage  our
  Company in a way that Provides Profitability and Continued Growth

         We depend on the efforts and abilities of our senior management, particularly those of Dickerson Wright and the key officers at our subsidiaries, to manage our company in a way that provides profitability and continued growth. The loss of any of these key officers could have a material adverse affect on our business.

Our Revenues and Profits are Subject to Seasonal Fluctuations

         Due primarily to more holidays and inclement weather conditions, our operating results during January, February, and December are generally lower in comparison to other months. This means that our revenues and profits in the quarters ending December 31 and March 31 may be lower than in our other quarters.

Potential  Adverse  Effect  on  our  Business  if  Additional  Financing  is not
  Available to Finance Acquisitions or Internal Growth

         We believe that there will be adequate funds available from the net proceeds of the offering and from our operating cash to fund our business operations and obligations at least through the next twelve months. If additional funds are not available when we need them, your investment may be adversely affected because we will not be able to grow through acquisitions or internal operations. Either of these situations may adversely affect our financial results and therefore cause the trading price of our common stock and warrants to decrease. Note, however, that we may be able to issue additional securities or borrow from banks to obtain funds. If we issue additional shares of our common stock, you will suffer a dilutive effect on your percentage ownership.

There may be an Adverse Affect from the of Issuance of Preferred Stock that has Greater Rights than our Common Stock by our Board of Directors and a Potential Adverse Affect if our Board Issues Preferred Stock to Delay or Prevent a Change in Control that may Benefit the Holders of our Common Stock or Warrants

         Our corporate documents authorize our board of directors to issue shares of preferred stock without the approval of our common stockholders. This means that our board may approve the issuance of preferred stock that would grant dividend preferences, liquidation preferences, voting or other rights to preferred stockholders that are greater than the rights you have as a common stockholder. This also means that our board may issue preferred stock to delay or prevent a change in control of U.S. Labs, even if a change in control would result in you receiving payment for your shares above their then current market value.

You may not be able to Sell our Securities due to a Potential Lack of Liquidity in our Common Stock if Broker-Dealers must Comply with Penny Stock Regulations that Make it More Difficult to Sell these Securities to their Customers

         If our common stock trades below $5.00 per share, and it is no longer quoted on The Nasdaq SmallCap Market (SM), it may become subject to the penny stock regulations. If our shares are subject to the penny stock rules, the market liquidity for them could be adversely affected because the rules require broker-dealers to make a special suitability determination for the purchaser and to have received the purchaser's written consent to the transaction prior to sale. This makes it more difficult administratively for broker-dealers to buy and sell stock subject to the penny stock regulations on behalf of their customers. Consequently, the rule may affect the ability of broker-dealers to sell our shares or warrants and may affect the ability of holders to sell them in the secondary market.

You may Suffer a Loss from your Inability to Exercise the Warrants for our Common Stock due to the Lack of a Current Prospectus, which is Required to Exercise your Warrants

         We have undertaken to maintain a current registration statement that will permit the public sale of the common stock underlying the warrants upon exercise of the warrants. The maintenance of a current registration statement could result in substantial expense to us. We cannot assure you that we will maintain a current prospectus covering the shares of common stock underlying the warrants. You will have the right to exercise the warrants for the purchase of shares of common stock only if a current prospectus relating to such shares is then in effect and only if the shares are qualified for sale under the securities laws of the state applicable to you.

Potential Loss from Inability to Exercise the Warrants for our Common Stock due to the Offering being Registered in a Limited Number of States

         Although we intend to qualify the shares of common stock underlying the warrants for sale in those states where the securities are offered, except when to do so would require us to qualify as a foreign corporation, there is no assurance that we will obtain these qualifications. Moreover, even if such qualifications are obtained, if you subsequently move to a state in which shares of common stock underlying the warrants are not qualified, you may not have the right to exercise the warrants. Consequently, you may be deprived of any value if a current prospectus covering the shares underlying the warrants is not kept effective or if such underlying shares are not or cannot be registered in the applicable state.

                Special Note Regarding Forward-Looking Statements

         We are a growth company, and as a result, a substantial number of statements contained in this prospectus, including without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, may constitute forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, those discussed under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as elsewhere in this annual report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. Our company disclaims any obligation to update any factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 2.

Properties

         We own no real estate, and all of our locations are leased from independent third parties as follows, except for the Lincroft, New Jersey location which is leased from a related party:

Location                                Footage          Lease Expiration
--------                                -------          ----------------
South Coast Florida Office:
4350 West Sunrise Boulevard
Plantation, Florida                      6,000           July 2000

Central Coast Florida Office:
1001 Jupiter Park Drive
Jupiter, Florida                         2,000           June 2000
Central Florida Office:

Florida Mall Business Centre
1650 Sand Lake Road
Orlando, Florida                         1,671           February 2001

Southwest Florida Office:
10251 Metro Parkway
Ft. Myers, Florida                       2,970           January 2002

North New Jersey Office:
903 E. Hazelwood Avenue
Rahway, New Jersey                       7,000           December 2002

New Jersey Coast Office:
2511 Fire Road
Egg Harbor, New Jersey                   2,000           March 2000

South New Jersey Office:
443 Commerce Lane
West Berlin, New Jersey                  3,700           June 2001

New Jersey Accounting Office:
631 Newman Springs Road
Lincroft, New Jersey                     1,400           January 2002

Nevada Office:
3021 South Valley View Blvd.
Las Vegas, Nevada                        3,344           September 2000

Location                                Footage          Lease Expiration
--------                                -------          ----------------

Southern California Offices:

7895 Convoy Court
San Diego, California                   13,000           May 2003

17905 Skypark Circle
Irvine, California                       3,200           August 2001

Item 3.  Proceedings

         We are not a party to any material legal proceedings. Notwithstanding this, from time to time we may be involved in material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Our company's common stock has been quoted on the Nasdaq SmallCap market under the symbol "USLB" since the completion of its initial public offering in February 1999. Average high and low bid prices, as reported on Nasdaq, for each quarter within the last fiscal year were as follows:


            1999                       High          Low

      From February 23, 1999          $5.438       $3.750

      2nd Quarter                     $4.000       $3.000

      3rd Quarter                     $3.688       $2.500

      4th Quarter                     $3.453       $2.500

         These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 1999, there were approximately 35 owners of record and approximately 800 beneficial owners of our company's common stock.

         No cash dividends have been declared to date on our company's common stock. We expect that all earnings, if any, will be retained to finance the growth of our company and that no cash dividends will be paid for the foreseeable future.

         Additionally, our company has publicly traded warrants to purchase our common stock that were originally issued in our initial public offering. We sold 1,000,000 units, each consisting of one share of common stock, and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. Each warrant entitles a holder to purchase at any time over a five-year period from February 23, 1999, one share of common stock at a price of $7.80, subject to adjustment in accordance with certain anti-dilution provisions. The warrants are traded separately on Nasdaq SmallCap under the symbol USLBW.

         On October 15, 1999, we entered into an agreement to acquire AGS/PEICO. As part of the consideration for this acquisition, we issued 20,000 shares of common stock to two stockholders of AGS/PEICO in March 2000. We issued these securities under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         Our registration statement on Form SB-2 was made effective by the Securities and Exchange Commission on February 23, 1999. We sold 1,000,000 units, each consisting of one share of common stock, $.01 par value per share, and one redeemable warrant to purchase on share of common stock at an exercise price of $7.80. We sold the units on February 23, 1999. Our managing underwriters were Cardinal Capital Management, Inc. and Janda & Garrington LLC. After deducting the underwriting discounts, commissions, and all the offering's expenses, we received approximately $4,233,000 from the offering.

         As of December 31, 1999, we have used the net proceeds from our initial public offering as described in the table below.

                          Use                                Amount
          Acquisitions                                     $   405,000
          Repayment of Debt                                $ 2,150,000
          Working Capital for Operations                   $   630,000

Item 6. Management's Discussion and Analysis of Financial Statements and Results of Operations

Financial Condition and Results of Operations

         Revenue. Revenue for the fiscal year ended December 31, 1999 was $16,397,060, an increase of 38% over fiscal year 1998. The increase is primarily attributable to an internal growth rate of approximately 31%, with the remaining 7% attributed to the expansion of operations through the acquisitions of an engineering consulting services companies in the second and fourth quarters of 1999.

         Gross Profit. Gross profit for the fiscal year ended December 31, 1999 was $8,154,185, an increase of 56% over fiscal year 1998. This increase in gross profit was due primarily to the increase in revenues described above.

         Income Before Provision for Income Taxes. Income before provision for income taxes for the fiscal year ended December 31, 1999 was $1,149,201, an increase of 13% over fiscal year 1998. The profit increased due to a reduction in interest expense and an increase in interest income.

         Interest Expense. Interest expense was $90,632 in the fiscal year ended December 31, 1999, a decrease of 49% over fiscal year 1998. This decrease was due primarily to reduced debt associated with the funding of the initial public offering.

         Income Taxes. The Company has provided for taxes of $499,000 for fiscal year 1999. The effective tax rates for fiscal year 1999 and 1998 were 43.4% and 43.8%, respectively.

         Net Income. Net income for the fiscal year ended December 31, 1999 was $650,201, a increase of 14% over fiscal year 1998. The increase in net income was primarily due to the acquisition and internal growth referenced above.

Liquidity and Capital Resources

         During the fiscal year ended December 31, 1999, our net cash used in operating activities was $68,019, a decrease of 115% over fiscal year 1998 primarily due to the payment of federal and state taxes in the second and third quarter of 1999.

         In the third quarter of 1999, we entered into a $4,000,000 revolving working capital line of credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. As of December 31, 1999, this working capital line of credit was unused and available for future use.

         In the third quarter of 1999, we entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the company and at the end of one year this facility will convert to a five year term loan. As of December 31, 1999, this capital purchases line of credit had an outstanding balance of $63,641.

         In the third quarter of 1999 we entered into a $350,000 term loan facility to refinance existing equipment debt. As of December 31, 1999, this term loan facility was unused and available for future use.

         All of these credit facilities are secured with the assets of our company and our subsidiaries and bear interest at the variable prime rate.

         We are currently using approximately $2 million of the proceeds from our initial public offering to fund acquisitions. Additionally, we intend to make acquisitions through other financing mechanisms such as notes and other instruments.

         Although it is not our intention to use significant amounts of U.S. Laboratories Inc. stock as consideration while making acquisitions, from time to time it may be necessary to do so. During 2000, we intend to actively continue our search for acquisitions in order to expand our geographical representation and enhance our technical capabilities.

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

Seasonal Factors

         Due primarily to more holidays and inclement weather conditions, our operating results during January, February, and December are generally lower in comparison to other months. Because all field and most lab personnel are paid on an hourly basis, we can reduce expenses for direct labor as the workload decreases. Historically enough work exists during the slow months to retain the hourly work force at reduced levels until volume increases after the winter months.

Backlog

         As of December 31, 1999, our backlog has reached approximately $11 million. This figure has increased approximately 36% or $2.9 million from $8.1 million at December 31, 1998.

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

Forward Looking and Cautionary Statements

         Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB may constitute `forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

Item 7.  Financial Statements

                                                                          Page

Independent Auditor's Report                                               F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Income                                          F-4

Consolidated Statements of Changes in Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                                 F-8



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There have been no changes in or disagreements with our independent auditors regarding accounting and financial disclosure required to be reported under this item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Our directors and executive officers and their ages and positions held with us are as follows:

        Name               Age                      Positions

Dickerson Wright           53         Chief Executive Officer, President, and
                                      Chairman of the Board of Directors
Gary H. Elzweig            44         Executive Vice President and Director
Donald C. Alford           55         Executive Vice President, Secretary and
                                      Director
Mark Baron                 44         Executive Vice President and Director
Martin B. Lowenthal        43         Executive Vice President and Director
Joseph M. Wasilewski       50         Chief Financial Officer and Director
Thomas H. Chapman          69         Director
James L. McCumber          52         Director and Member of Audit and
                                      Compensation Committees
Robert E. Petersen         53         Director and Member of Audit and
                                      Compensation Committees

         Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his successor is elected and qualified, or until his earlier death, resignation, or removal. The underwriters have the right to observe board meetings for a period of five years following the offering. We intend to maintain at least two independent directors on our board.

         Dickerson Wright, P.E., is our founder and has served as our chairman of the board of directors and president since our incorporation in October 1993. Mr. Wright is a registered professional engineer with a history of building and managing engineering service companies and over 25 years experience in the independent testing and inspection industry. Prior to founding our company, he was the co-owner and executive vice president of American Engineering Laboratories and a senior executive with Professional Service Industries. Mr. Wright also served as president and chief executive officer of Western State Testing, as national group vice president of United States Testing Company, and as executive vice president of Professional Service Industries during this period of time.

         Gary H. Elzweig, P.E., is a co-founder of Professional Engineering and has served as president of Professional Engineering since its incorporation in March 1987. Mr. Elzweig has served as our executive vice president and director since May 1998. He is a registered professional engineer with over 20 years of experience in engineering, design, and testing. Mr. Elzweig earned his
Bachelor's Degree from Columbia University, School of Engineers in 1977. Mr. Elzweig also serves as Chairman of Broward County's Board of Rules and Appeals Foundations Subcommittee, and Building Envelope Subcommittee.

         Donald C. Alford, M.B.A., has served as our executive vice president and director since May 1998 and secretary since June 1999. Mr. Alford was an owner of Wyman Enterprises, Inc. and served as its vice president and chief financial officer from April 1996 until its acquisition by U.S. Labs. Mr. Alford continued to work for U.S. Labs as an officer of Wyman Testing after the acquisition of Wyman Enterprises, Inc. Mr. Alford was co-founder of Cornerstone Development, a real estate company that developed approximately 20 major projects in the San Diego area from 1983 to 1991. From October 1991 to June 1994, Mr. Alford served as president of Procom Supply

Corporation, a wholesale distributor of telephone equipment. Mr. Alford also served as managing partner of S.A. Assets, LLC, a real estate development company, from July 1994 to September 1996.

         Mark Baron has been president and director of San Diego Testing Engineers since May 1998 and has served as our executive vice president and director since May 1998. Mr. Baron also was employed in the position of manager of business development with Professional Service Industries from November 1989 to October 1996. He has over 20 years experience in the construction industry. Mr. Baron is a certified OSHPD Class A Construction Inspector.

         Martin B. Lowenthal is president and a director of U.S. Engineering and has served as our executive vice president and director since May 30, 1998. Mr. Lowenthal has served as president and director of U.S. Engineering since November 1994 and as secretary of U.S. Engineering since its incorporation in October 1993. Mr. Lowenthal has 16 years of management experience in the engineering and testing industry. He has overseen inspection and testing operations in six states, including New Jersey, New York, Delaware, Pennsylvania, Maryland, and Virginia.

         Joseph M. Wasilewski, C.P.A./M.B.A., has served as our chief financial officer, treasurer and director since July 1999. Mr. Wasilewski has been instrumental in establishing accounting systems and internal controls for the company and its subsidiaries since its incorporation in 1993 on a consulting basis prior to becoming CFO. He has over 30 years experience on the financial side of the inspection/consulting/engineering business. Mr. Wasilewski's previous experience includes serving as CFO for LK Comstock & Co., Inc., a part of a multinational French-based conglomerate performing construction services. Before Comstock, he was the CFO for the 25-branch operation of SGS/United States Testing Co., Inc., a multinational Swiss-based engineering conglomerate.

         Thomas H. Chapman, R.C.E., has served as a director of San Diego Testing Engineers since March 1997 and has served as one of our directors since May 1998. Mr. Chapman previously served as president of San Diego Testing Engineers from March 1997 to May 1998 and has been employed by San Diego Testing Engineers since May 1997. Mr. Chapman originally joined the predecessor to San Diego Testing Engineers in 1968 and eventually left San Diego Testing Engineers in 1989 when he went to work for Law Engineering. He served as the office manager for Law Engineering until he rejoined San Diego Testing Engineers in 1997. He is currently a vice president of San Diego Testing Engineers. Mr. Chapman has been involved in several notable projects in San Diego, including the San Diego Convention Center, the Hyatt Regency Hotel, the City Front
Terrace, and One Harbor Drive. Mr. Chapman earned his degree in Civil Engineering from San Diego State University and is a California Registered Civil Engineer.

         James L. McCumber is the chairman, chief executive officer, and founder of McCumber Golf, an internationally recognized firm noted for the design and construction of landmark golf courses. McCumber Golf was founded in 1971. Mr. McCumber has been one of our directors since May 1998. Additionally, he serves as a committee man for the United States Golf Association.

         Robert E. Petersen has served as one of our directors since May 1998. Mr. Petersen has served as president of Asset Management Group, a retail and industrial property management firm, since October 1983. Mr. Petersen has also served as senior vice president and chief financial officer of Collins Development Co. and vice president of La Jolla Development Co., both of which of are real estate development companies, since October 1983.

Committees of the Board of Directors

         We have a standing compensation committee currently composed of Messrs. Petersen and McCumber. The compensation committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The committee is also responsible for granting stock awards, stock options, stock appreciation rights, and other awards to be made under our existing incentive compensation plans. We also have a standing audit committee composed of Messrs. McCumber and Petersen. The audit committee assists in selecting our independent auditors and in designating services to be performed by, and maintaining effective communication with, those auditors.

Limitation of Liability and Indemnification Matters

         Our amended and restated certificate of incorporation provides that our directors will not be personally liable to us or you for monetary damages for breach of fiduciary duty as a director except for liability:

        o   for any breach of the director's duty of loyalty to us or you;

        o for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

        o under Section 174 of the Delaware General Corporation Law, which relates to unlawful payment of dividends or unlawful stock purchase or redemption; or

        o for any transaction from which the director derived any improper personal benefit.

         Our amended and restated certificate of incorporation also provides that we will indemnify our directors, officers, employees, and agents to the fullest extent permitted by Section 145 of the Delaware General Corporation Law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of U.S. Labs pursuant to the foregoing provisions, or otherwise, U.S. Labs has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

         In addition, we have secured a claims made directors and officers' liability insurance policy with an aggregate limit of $5 million. This policy has a one-year term that renews in February 2000. We can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our company's officers and directors, and persons who own more than 10% of a registered class of our company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq SmallCap Market. Our officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file with the SEC.

         Based solely on review of the copies of forms furnished to us or written representations from certain reporting persons that no Forms 5 were required, we believe that, during the 1999 fiscal year, except for one late filing by Joseph Wasilewski, our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation

Employment Agreements

         We have entered into employment agreements with Messrs. Wright, Elzweig, Alford, Baron, Lowenthal, and Wasilewski. Each of these agreements has a term of three years, and provides that we may terminate any of the agreements with or without cause. These employment agreements also provide for 12 months of severance pay at the rate of 50% of the applicable executive's compensation in the event the executive is terminated other than for cause prior to the end of the three-year term, except for Mr. Wasilewski whose agreement provides for 24 months of severance pay at a rate of 50%.

         The following table sets forth certain information concerning compensation paid or accrued for the fiscal year ended December 31, 1999 by us to or for the benefit of our chief executive officer and our other executive officers whose total annual compensation for 1999 exceeded $100,000.

                                            Summary Compensation Table
                                                    Annual Compensation        Long-Term Compensation
                                                 ----------------------------------------------------------
                                                                                        Awards
                                                                               ----------------------------
                                                                                               Securities
                                                                                               Underlying
                                                                               Restricted      Options and        All Other
Name and Principal Position                       Salary            Bonus     Stock Awards      Warrants        Compensation

Dickerson Wright                   1999          $192,664          $81,550 +        7,844          15,000           $32,015
Chief Executive Officer            1998          $175,000            -0-           --             170,000             *

Gary H. Elzweig                    1999          $140,000          $31,567 +       --              10,000             *
Executive Vice President           1998          $171,567            -0-           --              65,000             *

Martin B. Lowenthal                                                $23,000 +
Executive Vice President;          1999           $81,200           $5,000++        3,400           -0-               *
Director                           1998           $74,190**          -0-           --              35,000             *

Donald C. Alford
Executive Vice President;          1999           $91,708          $15,000 +       --              15,000             *
Secretary; Director                1998           $59,446**          -0-           --              30,000             *

Joseph M. Wasilewski
Chief Financial Officer;           1999           $91,000           $6,000          1,715          65,000             *
Director                           1998           $15,000**          -0-           --               5,000             *


         * The aggregate amount of perquisites and other personal benefits, securities or property was less than the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

         ** These officers and directors were employed by the Company for only a portion of 1998.

         + The 1998 bonus was paid in 1999.

         ++ The 1999 bonus was paid in 1999.

         The following table provides the specified information concerning grants of options and warrants to purchase our common stock made during the year ended December 31, 1999 to persons named in the Summary Compensation Table.


                                      Options/SAR Grants in Last Fiscal Year
                                   Number of
                                  Securities              Percent Total
                                  Underlying           Options/SARs Granted
                                 Options/SARs            to Employees in         Exercise or Base       Expiration
Name                                Granted                Fiscal Year             Price ($/Sh)            Date
---------------------------    ------------------     -----------------------    ------------------    -------------
Dickerson Wright                        15,000                   9.8%                  $6.60             10/15/04
Gary H. Elzweig                         10,000                   6.6%                  $6.60             10/15/04
Donald C. Alford                        15,000                   9.8%                  $6.00             10/15/04
Joseph M. Wasilewski                    50,000                  32.8%                  $6.00             04/01/02
Martin B. Lowenthal                     15,000                   9.8%                  $6.00             10/15/04


         The following table provides information concerning exercises of options and warrants to purchase our common stock in the fiscal year ended December 31, 1999, and unexercised options and warrants held at fiscal year end by the persons named in the Summary Compensation Table. The value of the unexercised options and warrants that are in the money was calculated by determining the difference between the fair market value per share of our company's common stock on December 31, 1999 and the exercise price of the options and warrants.

                                       Aggregated Option Exercises in Last Fiscal Year
                                              And Fiscal Year End Option Values
                             Number of
                               Shares                    Number of Securities Underlying          Value of Unexercised
                            Acquired on      Value           Unexercised Options and            In-the-Money Options and
Name                          Exercise      Realized      Warrants at December 31, 1999       Warrants at December 31, 1999
--------------------------  -------------  -----------   ---------------------------------  ----------------------------------
                                                          Exercisable     Unexercisable      Exercisable      Unexercisable
                                                         --------------  -----------------  --------------  ------------------

Dickerson Wright                 0             $0           90,302            94,698             $0                $0
Gary H. Elzweig                  0             $0           60,302            14,698             $0                $0
Donald C. Alford                 0             $0           33,332            1,668              $0                $0
Joseph M. Wasilewski             0             $0           21,666            48,334             $0                $0
Martin B. Lowenthal              0             $0           35,000             -0-               $0                $0


Director Compensation

         We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the board. Beginning in December 1998, we began compensating non-employee directors $500 for each board meeting attended. In 1998, under the 1998 Stock Option Plan, each non-employee director received an option to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. Directors who are members of our subsidiaries' boards received an additional grant of an identical option to purchase 5,000 shares for each board membership. In the future, a director, who is first elected to the board may receive an option to purchase shares of common stock for the first year of the director's board term. The board has not yet determined the number of option shares that each director will receive for each additional year the director remains on the board. These options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 1999, and as adjusted to reflect the sale of the units offered by us, by:

        o each person who is known to own beneficially more than 5% of the outstanding shares of our common stock;

        o   each of our directors; and

        o   all our directors and executive officers as a group.

         The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The number of shares column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of December 31, 1999. The number of options and warrants exercisable within 60 days of December 31, 1999 are listed in the shares issuable upon exercise of options or warrants column. The address of all stockholders is care of U.S. Laboratories Inc., 7895 Convoy Court, Suite 18, San Diego, California 92111.

                                                                              Shares Issuable Upon
Name and Address of                           Number of         Percentage    Exercise of Options
Beneficial Owner                                Shares           Ownership         or Warrants
----------------                                ------           ---------         -----------
Dickerson Wright........................      1,818,638             59.65%            90,302
Gary H. Elzweig.........................        380,789             13.78%            60,302
Martin B. Lowenthal.....................         91,526              3.95%            35,000
Donald C. Alford........................        101,810              4.54%            43,332
Mark Baron..............................         74,852              3.59%            40,000
Thomas H. Chapman.......................         51,061              2.38%            25,000
Joseph M. Wasilewski....................         28,373              1.56%            21,666
James L. McCumber.......................          5,000                 *              5,000
Robert E. Petersen......................          7,000                 *              5,000
Horwitz & Associates, Inc.**............        222,750              6.98%                 0

All current directors and officers as a
group (9 persons).......................                           81.82%
---------------------
*  Represents less than 1%

** Based  solely on  information  contained in a Schedule 13G filed by Horwitz &
   Associates, Inc. with the SEC on February 14, 2000.


Item 12. Certain Relationships And Related Transactions

         All ongoing present and future transactions with our affiliates have been, and will continue to be, on terms no less favorable to us than could have been obtained from unaffiliated parties, and will be approved by a majority of no less than two of our independent directors. These independent directors will not have an interest in those transactions and will have access, at our expense, to our counsel or independent legal counsel.

         During 1999, we signed a three year office building lease with a related party to lease office space in New Jersey for the company's financial and mergers and acquisition staff. The rental payments are $1,600 per month plus utilities.

         In December 1999, we entered into a stock purchase agreement with Gary Elzweig for all of the outstanding stock of the Building Department, Inc. (BDI), for a total price of $93,000. $30,000 cash was paid in 1999 and the balance of $63,000 was paid in February 2000.

         At December 31, 1998, we owed Dickerson Wright, the Chief Executive Officer and majority stockholder, $81,461. The amounts are non-interest bearing and are payable upon demand. Mr. Wright loaned these amounts to us through the use of his personal line of credit that was personally guaranteed by Mr. Wright and his spouse. In May 1998, we repaid a portion of that line of credit by borrowing under a new $1,700,000 line of credit that is also personally guaranteed by Mr. Wright and his spouse. At December 31, 1999, Dickerson Wright owed our company $140,714. The amount is non-interest bearing and is payable on demand.

         In October 1998, the $1,700,00 line of credit was refinanced into a $1,200,000 note payable and a $500,000 line of credit, both of which are guaranteed by Mr. Wright and his spouse. In July 1998, we also entered into a $500,000 line of credit that is personally guaranteed by Mr. Wright and his spouse. We used this $500,000 line of credit to repay in full to the bank the $480,000 loan made to us through the use of Mr. Wright's personal line of credit.

         As part of the consideration for the acquisition of Wyman Enterprises, Inc.'s assets, we issued a non-interest-bearing note payable to Donald C. Alford in the principal amount of $150,000. The note payments are due in four equal annual installments of $37,500 beginning in March 1999.

         During the year ended December 31, 1997 and 1996 and the nine months ended September 30, 1998 and 1997, we paid $181,067, $169,594, $92,052, and
$137,063, respectively, in management fees to Gary Elzweig. The management fees were based on 5% of net sales of a subsidiary, and have been discontinued effective January 1, 1999.

         On January 1, 1998, we issued (a) 315,488 shares of our common stock to Gary H. Elzweig in exchange for 100 shares of the common stock of Professional Engineering; (b) 55,526 shares of our common stock to Martin B. Lowenthal in exchange for 18.5 shares of the common stock of U. S. Engineering; (c) 33,652 shares of our common stock to Mark Baron in exchange for 1.67 shares of the common stock of San Diego Testing Engineers; and (d) 24,061 shares of our common stock to Thomas H. Chapman in exchange for 5.67 shares of the common stock of San Diego Testing Engineers.

         On January 1, 1998, we issued 10,937 shares of our common stock to Christopher O'Malley, Vice President of U. S. Engineering under the terms of a restricted stock agreement containing restrictions on the disposition of the common stock. The common stock was issued in exchange for a capital contribution made by Mr. O'Malley to U. S. Engineering.

         On April 1, 1998, we issued 50,478 shares of our common stock to Donald
C. Alford in exchange for 25 shares of the common stock of Wyman Enterprises, Inc.

Item 13. Exhibits and Reports on Form 8-K

         (a) The exhibit list is located at the end of this report.

         (b) We filed no Form 8-Ks during the fourth quarter.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                           U. S. Laboratories, Inc.


                                           By:   /s/ Dickerson Wright
                                                 Dickerson Wright
                                                 Chief Executive Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 24, 2000:




Signature                          Title                        Date
/s/ Dickerson Wright
---------------------------  Chief Executive Officer,
Dickerson Wright             President, and Chairman
                             of the Board                     March 24, 2000

/s/ Gary Elzweig
---------------------------  Executive Vice President
Gary Elzweig                 and Director                     March 24, 2000

/s/ Donald C. Alford
---------------------------  Executive Vice President,
Donald C. Alford             Secretary and Director           March 24, 2000

/s/ Mark Baron
---------------------------  Executive Vice President
Mark Baron                   and Director                     March 24, 2000

/s/ Martin B. Lowenthal
---------------------------  Executive Vice President
Martin B. Lowenthal          and Director                     March 24, 2000

/s/ Joseph Wasilewski
---------------------------  Chief Financial Officer,
Joseph Wasilewski            Assistant Secretary, and
                             Director                         March 24, 2000

/s/ Thomas H. Chapman
---------------------------
Thomas H. Chapman            Director                         March 24, 2000

/s/ James L. McCumber
---------------------------
James L. McCumber            Director                         March 24, 2000

Exhibit
Number                              Exhibit Description
     ***2.1 Asset Purchase Agreement between the Company and Wyman Enterprises, Inc.
  ******2.2  Stock Purchase Agreement between the Company and BTC Laboratories,
             Inc.
 *******2.3  Asset Purchase Agreement between the Company and Intertek, Inc.
       *3.1 Amended and Restated Certificate of Incorporation of the Company *3.2 Amended and Restated by-laws of the Company
     ***4.1  Warrant Agreement, including Form of Warrant
       *4.2  Form of Underwriters' Warrant
       *4.3  Form of Warrant Agency Agreement
     ***4.4 Specimen Certificate Representing Shares of Common Stock of the Company
    ***4..5  Revised Form of Underwriters' Warrant
     ***4.6  Form of Promotional Shares Escrow Agreement
     ***5.1  Opinion of Foley & Lardner regarding legality
    ***10.1 Bank Loan Agreement between North County Bank and the Company in Principal Amount of $500,000
    ***10.2 Bank Loan Agreement between Bank of America and the Company ***10.3 Lease for San Diego, California facility
     **10.4  Bonus Employment Agreement of Dickerson Wright
    **10..5  Bonus Employment Agreement of Gary Elzweig
     **10.6  1998 Stock Option Plan
    ***10.7  Form of Incentive Stock Option Agreement
    ***10.8  Form of Non-Qualified Stock Option Agreement
     **10.9 Share Exchange Agreement between the Company and Gary H. Elzweig **10.10 Share Exchange Agreement between the Company and Martin B.
             Lowenthal
    **10.11  Share Exchange Agreement between the Company and Mark Baron
    **10.12 Share Exchange Agreement between the Company and Thomas H. Chapman **10.13 Share Exchange Agreement between the Company and Donald C. Alford
   ***10.14  Employment Agreement of James D. Wait
  ****10.15  Employment Agreement of Mark Baron
  ****10.16  Employment Agreement of Martin B. Lowenthal
  ****10.17  Employment Agreement of Dickerson Wright
  ****10.18  Employment Agreement of Gary Elzweig
  ****10.19  Employment Agreement of Donald C. Alford
  ****10.20  Form of Employee Warrant Agreement
  ****10.21 Bank Loan Agreement between North County Bank and the Company ****10.22 Bonus Employment Agreement of Martin B. Lowenthal
  ****10.23  Bonus Employment Agreement of Mark Baron
  ****10.24 Bank Loan Agreement between North County Bank and the Company ****10.25 Acknowledgement of Termination and Replacement of Option(s) and
             Warrant
   ***10.26 Loan Agreement between Merrill Lynch Business Financial Services and the Company
 *****10.27  1999 Stock Bonus Plan
      10.28  Commercial Lease between Joseph Wasilewski and the Company
         21  List of Subsidiaries
         23  Consent of Singer Lewak Greenbaum & Goldstein, LLP.
         27  Financial Data Schedule

      * Filed with the registration statement on Form SB-2 filed with the Securities and Exchange Commission on October 29, 1998.

     ** Filed with Amendment No. 1 to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on January 8, 1999.

    *** Filed with Amendment No. 2 to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on January 27, 1999.

   **** Filed with Amendment No. 3 to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 5, 1999.

  ***** Filed with Amendment No. 3 to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on February 5, 1999.

  ***** Filed with the registration statement on Form S-8, filed with the Securities and Exchange Commission on March 1, 2000.

 ****** Filed with the report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2000.

******* Filed with the report on Form 8-K, filed with the Securities and Exchange Commission on March 9, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
U.S. Laboratories Inc.
San Diego, California


We have audited the accompanying consolidated balance sheet of U.S. Laboratories Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of our company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Laboratories Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 2000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 1999

--------------------------------------------------------------------------------
                                     ASSETS

Current assets
     Cash and cash equivalents                                        $1,217,527
     Accounts receivable, net of allowance
       for doubtful accounts of $209,956                               4,783,095
     Work-in-process                                                     329,899
     Prepaid expenses and other current assets                            85,147
     Current portion of notes receivable -
       related party                                                      46,905
                                                                      ----------
              Total current assets                                     6,462,573

Notes receivable - related party, net of
   current portion                                                        93,809
Furniture and equipment, net of accumulated
   depreciation and amortization of $1,077,836                         1,102,149
Excess cost over fair value of net assets
   acquired, net of accumulated
   amortization of $575,420                                            1,629,826
Other assets                                                             303,420
                                                                      ----------
                  Total assets                                        $9,591,777
                                                                      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 1999

--------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Line of credit                                                 $    63,641
     Current portion of long-term debt                                  132,750
     Capitalized lease obligations                                        4,966
     Current portion of notes payable                                   157,325
     Accounts payable                                                   736,540
     Accrued payroll and payroll taxes                                  308,757
     Deferred income tax                                                306,203
     Income tax payable                                                 777,434
                                                                    -----------
         Total current liabilities                                    2,487,616

Long-term debt, net of current portion                                  283,173
Notes payable, net of current portion                                   225,000
                                                                    -----------

              Total liabilities                                       2,995,789
                                                                    -----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
         5,000,000 shares authorized
         none issued and outstanding                                       --
     Common stock, $0.01 par value
         50,000,000 shares authorized
         3,200,000 shares issued and outstanding                         32,000
     Treasury stock, at cost                                           (114,088)
     Additional paid-in capital                                       5,188,442
     Retained earnings                                                1,489,634
                                                                    -----------
              Total stockholders' equity                              6,595,988
                                                                    -----------
                  Total liabilities and stockholders' equity        $ 9,591,777
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------
                                                      1999              1998
                                                   ------------    -------------

Revenue                                            $ 16,397,060    $ 11,879,948

Cost of goods sold                                    8,242,875       6,641,110
                                                   ------------    ------------

Gross profit                                          8,154,185       5,238,838

Selling, general, and administrative expenses         7,047,988       4,100,510
                                                   ------------    ------------

Income from operations                                1,106,197       1,138,328
                                                   ------------    ------------

Other income (expense)
     Interest expense                                   (90,632)       (177,231)
     Interest income                                     97,720           9,252
     Other income                                        32,752          27,795
     Gain on sale of furniture and equipment              3,164           4,094
     Rental income                                         --            12,640
                                                   ------------    ------------
         Total other income (expense)                    43,004        (123,450)
                                                   ------------    ------------

Income before provision for income taxes              1,149,201       1,014,878

Provision for income taxes                              499,000         444,857
                                                   ------------    ------------

Net income                                         $    650,201    $    570,021
                                                   ============    ============

Basic income per share                             $       0.21    $       0.26
                                                   ============    ============

Diluted income per share                           $       0.21    $       0.26
                                                   ============    ============

Weighted-average shares outstanding                   3,062,810       2,200,000
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                                             U.S. LABORATORIES INC. AND SUBSIDIARIES
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Additional
                                                       Common Stock         Treasury         Paid-In       Retained
                                                   Shares         Amount       Stock         Capital        Earnings       Total

Balance, December 31, 1997                        1,709,858   $    17,099   $      --      $   380,901    $   269,412   $   667,412

Issuance of common stock in exchange for
   shares held by minority interest holders         490,142         4,901          --          589,351           --         594,252

Net income                                                                                                    570,021       570,021
                                                -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1998                        2,200,000        22,000          --          970,252        839,433     1,831,685

Issuance of common stock in connection with
   initial public offering                        1,000,000        10,000          --        5,990,000           --       6,000,000

Offering costs                                         --            --            --       (1,767,053)          --      (1,767,053)

Purchase of 60,000 shares of treasury stock,
   at cost                                             --            --        (201,927)          --             --        (201,927)

Issuance of 26,065 shares of treasury stock
   to employees                                        --            --          87,839         (4,757)          --          83,082

Net income                                             --            --            --             --          650,201       650,201
                                                -----------   -----------   -----------    -----------    -----------   -----------

     Balance, December 31, 1999                   3,200,000   $    32,000   $  (114,088)   $ 5,188,442    $ 1,489,634   $ 6,595,988
                                                ===========   ===========   ===========    ===========    ===========   ===========


                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.


                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                                         1999            1998
                                                     -----------    ------------
Cash flows from operating activities
     Net income                                      $   650,201    $   570,021
     Adjustments to reconcile net income
         to net cash provided by
         operating activities
              Amortization                               132,939        110,754
              Depreciation                               325,441        215,660
              Deferred income tax                       (177,432)       444,857
              Gain on sale of furniture
                and equipment                              3,164          4,094
              Reissuance of treasury stock                83,082           --
     (Increase) decrease in
         Accounts receivable                          (1,011,045)    (1,065,457)
         Work-in-process                                 (75,117)       (73,010)
         Prepaid expenses and other
           current assets                                (34,435)        31,797
         Other assets                                    (85,436)       (63,573)
     Increase (decrease) in
         Accounts payable                                 76,255        267,698
         Accrued payroll and payroll taxes                79,297         34,817
         Other accrued expenses                           (9,688)       (30,085)
         Income tax payable                              (25,245)          --
                                                     -----------    -----------
                  Net cash provided by
                   (used in) operating activities        (68,019)       447,573
                                                     -----------    -----------
Cash flows from investing activities
     Purchase of furniture and equipment                (357,614)      (200,353)
     Note receivable - related party                    (140,714)          --
     Investment in Wyman Enterprises, Inc.,
        net of cash acquired                                --         (296,729)
     Investment in Professional Services
        Industries, Inc.                                    --          (13,900)
     Investment in Jupiter, Division of
        Fraser Engineering & Testing, Inc.                  --          (35,000)
                                                     -----------    -----------
                  Net cash used in
                     investing activities               (498,328)      (545,982)
                                                     -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------
                                                         1999            1998
                                                     ------------  ------------
Cash flows from financing activities
     Increase (decrease) in book overdraft           $  (125,635)   $   116,245
     Line of credit, net                                (634,103)        15,907
     Due to stockholders, net                            (81,461)      (502,820)
     Payments on long-term debt                         (149,431)      (115,507)
     Payments on capitalized lease obligations           (13,112)        (9,021)
     Deferred offering costs                             552,738       (552,738)
     Increase in notes payable                            20,000      1,230,000
     Payments on notes payable                        (1,937,924)          --
     Due from Wyman Testing Laboratories, Inc.              --          (56,007)
     Purchase of treasury stock                         (201,927)          --
     Proceeds from public offering of common stock     6,000,000           --
     Offering costs                                   (1,767,053)          --
                                                     -----------    -----------

                  Net cash provided by
                    financing activities               1,662,092        126,059
                                                     -----------    -----------

                      Net increase in cash and
                        cash equivalents               1,095,745         27,650

Cash and cash equivalents, beginning of year             121,782         94,132
                                                     -----------    -----------

Cash and cash equivalents, end of year               $ 1,217,527    $   121,782
                                                     ===========    ===========


Supplemental disclosures of cash flow information

     Interest paid                                   $    90,632    $   177,231
                                                     ===========    ===========

     Income taxes paid                               $   598,482    $     2,064
                                                     ===========    ===========


Supplemental schedule of non-cash investing and financing activities
During the years ended December 31, 1999 and 1998, the Company acquired an automobile and trucks of $172,534 and $225,897, respectively, under note payable agreements.

On January 1, 1998, the company issued 490,142 shares of our company's common stock to minority interest holders in exchange for all of their shares in the subsidiaries. In connection with the purchase, the Company recorded additional goodwill of $194,924.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND BUSINESS

         U.S. Laboratories Inc. and subsidiaries (collectively, the "Company") offers engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection, and testing. The Company has facilities in California, Nevada, New Jersey, and Florida and grants credit to customers in those states.

         Acquisitions
         In January 1998, the Company purchased all of the shares held by minority stockholders in its subsidiaries for $533,052. The Company issued an aggregate of 439,664 shares of common stock in exchange for the purchase price. The shares were valued using a method similar to previous Company acquisitions. The Company recorded $194,924 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over fifteen years.

         On March 25, 1998, Wyman Testing Laboratories, Inc. ("Wyman"), a majority-owned subsidiary of U.S. Laboratories Inc., acquired certain assets and liabilities of Wyman Enterprises, Inc. The purchase price for the assets was $830,620. The purchase price was paid as follows:
         (i) $300,000 cash paid upon the closing, (ii) $468,993 notes payable issued to the stockholders of Wyman Enterprises, Inc., and (iii) 50,478 shares of U.S. Laboratories Inc.'s common stock issued to a stockholder of Wyman Enterprises, Inc. valued at $61,200, using a method similar to previous company acquisitions. Wyman recorded $511,200 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over fifteen years. For financial statement purposes, the acquisition occurred on March 31, 1998.

         The assets acquired were as follows:

             Cash                                              $         22,690
             Accounts receivable                                        577,681
             Prepaids                                                    29,985
             Furniture and equipment                                     96,952
             Goodwill                                                   511,200
             Liabilities                                               (407,888)
                                                                ---------------

                 Total                                         $        830,620
                                                                ===============

         In April 1999, the Company agreed to give Wyman Enterprises, Inc. an additional $31,007 relating to the purchase price and $71,904 of accounts receivable. Upon this agreement, the Company recorded additional goodwill of $102,911.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND BUSINESS (Continued)

         Acquisitions (continued)
         In May 1998, Wyman merged into San Diego Testing Engineers, Inc., a majority-owned subsidiary of the Company, which is the surviving corporation. Each share of Wyman was converted into one-half share of the surviving corporation.

         In May 1998, the Company acquired certain equipment of Professional Services Industries, Inc. ("PSI") for a purchase price of $13,900, which has been paid.

         In May 1998, the Company acquired certain equipment of Jupiter, Division of Fraser Engineering & Testing, Inc. ("Jupiter") for a purchase price of $35,000, which has been paid.

         In May 1999, the Company acquired substantially all of the assets and contractual rights of Buena Engineers, Inc. ("Buena") for a purchase price of $318,834, plus the assumption of certain liabilities, which has been paid. The Company recorded $21,595 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over 15 years. The assets acquired were as follows:

             Accounts receivable                               $        305,785
             Furniture and equipment                                     16,823
             Goodwill                                                    21,595
             Liabilities                                                (25,369)
                                                               ----------------

                 Total                                         $        318,834
                                                               ================

         In October 1999, the Company acquired substantially all of the assets and contractual rights of Advanced Geo-materials Services, Inc. ("AGS") for the purchase price of $257,325 in cash and 20,000 shares of common stock issued in March 2000, plus the assumption of the assumed liabilities. The purchase price will be paid as follows: (i) $100,000 cash paid upon the closing, (ii) $100,000 note payable, which shall not bear interest and the principal of which shall be payable in equal installments of $50,000 on the first and second anniversary dates of the closing date, and (iii) an additional $7,325 by December 31, 2000.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 1 - ORGANIZATION AND BUSINESS (Continued)

         Acquisitions
         There are contingent payments as follows: (i) the buyer will hold back cash in the amount of $25,000 until April 1, 2000, with payment contingent upon the seller maintaining a minimum net asset value of $100,000, and if the value falls below the minimum, the contingent payment will be reduced accordingly. Should the net asset value exceed the minimum as reconciled back to the date of closing, then the seller and buyer shall share the overage based on the seller receiving a 25% share and the buyer receiving a 75% share, (ii) the buyer will hold back additional cash of $25,000 until January 15, 2001, with payment contingent upon the buyer's net revenues, exceeding $1,500,000, for the 12 months ending December 31, 2000. The Company recorded $103,743 in excess of cost over fair value of net assets acquired which is being amortized on a straight-line basis over 20 years. The assets acquired were as follows:

             Accounts receivable                              $        175,912
             Furniture and equipment                                   135,724
             Prepaid expenses                                            5,110
             Goodwill                                                  103,743
             Liabilities                                              (163,164)
                                                              ----------------

                 Total                                        $        257,325
                                                              ================

         On November 30, 1999, the Company entered into a stock purchase agreement with a related party to purchase all of the issued and outstanding shares of capital stock of The Building Department, Inc. ("BDI") for a purchase price of $30,000 in cash, which has been paid. An additional amount up to $50,000 will be paid at a later date to be determined after December 31, 1999.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of U.S. Laboratories Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Book overdraft represents the bank balance at period end, plus deposits in transit, less outstanding checks.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Intangibles
         Intangibles consist of goodwill which is being amortized over either a 15- or 20-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the goodwill to that amount.

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

         Advertising
         The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1999 and 1998 were $65,214 and $42,882, respectively.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes
         Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Stock Split
         Effective May 30, 1998, the Company effected a 20,324-for-one stock split and on November 9, 1998, effected a one-for-0.8413 reverse stock split. The options and warrants to acquire common stock were unaffected by the reverse stock split. All share and per share data have been retroactively restated to reflect the stock split.

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

         Fair Value of Financial Instruments
         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

         Concentrations of Risk
         The Company sells products and provides contract services to construction companies, developers, and public and private industries, primarily in California, Nevada, New Jersey, and Florida. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Income Per Share
         Basic  earnings  per share is computed by dividing net income to common
         stockholders   by  the   weighted-average   number  of  common   shares
         outstanding.

         Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         Comprehensive Income
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements
         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - CASH AND CASH EQUIVALENTS

         The Company maintains cash deposits at banks located in California, Nevada, Florida, and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of
         December 31, 1999, uninsured portions of balances held at banks aggregated to $1,079,135. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 4 - FURNITURE AND EQUIPMENT

         Furniture  and  equipment  at  December  31,  1999   consisted  of  the
following:

        Automobile and trucks                                 $  963,259
        Furniture and fixtures                                   319,136
        Office hardware and software                             168,735
        Machinery and equipment                                  596,337
        Leasehold improvements                                   132,518
                                                              ----------
                                                               2,179,985
        Less accumulated depreciation and amortization         1,077,836
                                                              ----------
            Total                                             $1,102,149
                                                              ==========

         Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was $325,441 and $215,660, respectively.


NOTE 5 - LINES OF CREDIT

         In September 1999, the Company entered into a $200,000 non-revolving line of credit with a bank, which expires on July 31, 2000. Interest is payable on a monthly basis at the bank's reference rate (8.5% at December 31, 1999). The line is used only for financing capital additions. On August 31, 2000, the line of credit will convert to a five-year term loan, and the remaining principal balance will be paid in 60 equal monthly installments, commencing August 31, 2000. The line is collateralized by a majority of the Company's assets. The outstanding balance at December 31, 1999 was $63,641.

         In September 1999, the Company entered into a $4,000,000 line of credit with a bank, which expires on July 31, 2001. The line is to be used only for financing working capital. The borrowing base is the lesser of
         (i) $4,000,000 or (ii) 80% of the balance on acceptable accounts receivable and up to $400,000 in work-in-process. The line is secured by the assets of the Company and bears interest at the bank's reference rate, which is payable on a monthly basis. At December 31, 1999, the line was unused.

         In September 1999, the Company entered into a $350,000 term loan with a bank. The term loan is to be used only for refinancing existing equipment. The loan is available in one disbursement from the bank on the date of the agreement. The principal balance is due in 36 equal monthly installments of $9,722, commencing August 31, 1999. The term loan is secured by the assets of the Company and bears interest at the bank's reference rate. At December 31, 1999, the term loan was unused.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 5 - LINES OF CREDIT (Continued)

         The credit agreements provide for the Company to maintain certain covenants. At December 31, 1999, the Company was in compliance with all of the reporting covenants.


NOTE 6 - LONG-TERM DEBT

         Long-term debt at December 31, 1999 consisted of the following:

           Notes payable to various motor credit corporations,
             collateralized by applicable equipment.  The
             notes are currently due in aggregate monthly
             payments of $17,100, including interest from
             7.75% to 13.5% per annum.                              $    415,923

           Less current portion                                          132,750
                                                                    ------------
                    Long-term portion                               $    283,173
                                                                    ============

         The following is a schedule by years of future maturities of long-term debt:

          Year Ending
         December 31,

             2000                                                    $   132,750
             2001                                                        132,565
             2002                                                        104,325
             2003                                                         37,426
             2004                                                          8,857
                                                                     -----------
                  Total                                              $   415,923
                                                                     ===========


NOTE 7 - NOTES PAYABLE

         Notes payable consisted of the following at December 31, 1999.

           Note payable to stockholder of Wyman
             Enterprises, Inc. in connection with
             the acquisition.  The remaining amount
             is to be paid in three annual
             installments of $37,500 on March 25,
             2000, 2001, and 2002.                                   $   112,500

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 7 - NOTES PAYABLE (Continued)

           Note payable to stockholder of Wyman
             Enterprises, Inc. in connection
             with the acquisition.  The remaining
             amount is to be paid in three annual
             installments of $37,500 on March 25,
             2000, 2001, and 2002.                                   $   112,500

           Notepayable to stockholders of AGS
             in connection with the acquisition.
             The amount is to be paid in two
             annual installments of $50,000,
             commencing October 15, 2000. An
             additional $25,000 will be held
             until April 1, 2000 with payment
             contingent upon the seller
             maintaining a minimum net book
             asset of $100,000.  An additional
             $25,000 will be held back until
             January 15, 2001 with payment
             contingent upon the buyer's net
             revenues exceeding $1,500,000
             for the 12 months ending
             December 31, 2000. An additional
             $7,325 is due by December 31, 2000.                         157,325

                                                                         382,325
                  Less current portion                                   157,325
                                                                     -----------
                           Long-term portion                         $   225,000
                                                                     ===========

         The following is a schedule by years of future maturities of notes payable:

            Year Ending
           December 31,

               2000                                                  $   157,325
               2001                                                      150,000
               2002                                                       75,000
                                                                     -----------

                Total                                                $   382,325
                                                                     ===========


NOTE 8 - RELATED PARTY TRANSACTIONS

         Notes Payable - Related Party
         At December 31, 1999, the Company had amounts due from the majority stockholder of $140,714. The amounts are non-interest bearing and are payable in three equal annual installments.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

         Stockholder Management Fees
         During the year ended December 31, 1998, the Company expensed $92,052 in management fees to a stockholder. The management fees are based upon 5% of net sales of a subsidiary and have been discontinued effective January 1, 1999.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Leases
         The Company has entered into non-cancelable operating leases for its corporate offices and facilities in California, New Jersey, Nevada, and Florida. The Company has the option to extend certain leases.

         Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more at December 31, 1999 are as follows:

           Year Ending
          December 31,

              2000                                                   $   331,000
              2001                                                       230,000
              2002                                                       166,000
              2003                                                        39,000
                                                                     -----------

                   Total                                             $   766,000
                                                                     ===========

         Rent expense was $375,614 and $301,598 for the years ended December 31, 1999 and 1998, respectively.

         Employment Agreements
         During the years ended December 31, 1999 and 1998, the Company entered into three-year employment agreements with certain key employees of the Company. The agreements require aggregate monthly payments of $84,167.

         Bonuses
         During the year ended December 31, 1999, the Company awarded bonuses to various employees in the form of cash and common stock valued at $17,900 and $83,082, respectively. The Company further awarded a key employee a bonus based upon the Company's performance. As of December 31, 1999, accrued bonuses amounted to $25,000.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

         Severance
         In March 1999, an officer of the Company resigned his position and was given a severance package equal to 50% of his base salary. Included in accounts payable at December 31, 1999 is $24,000 related to this obligation.


NOTE 10 - PROFIT SHARING PLAN

         The Company has a voluntary profit sharing plan which covers substantially all eligible full-time employees who meet the plan requirements. Annual employer contributions are based on a years of service vesting schedule. Employer contributions for the years ended December 31, 1999 and 1998 were $50,072 and $19,525, respectively.


NOTE 11 - INCOME TAXES

         A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                               1999     1998
                                                              ------   ------

     Income tax computed at federal statutory tax rate          34.0%   34.0%
     State taxes, net of federal benefit                         5.2     5.6
     Non-deductible goodwill amortization and other              4.2     4.2
                                                              ------  ------
         Total                                                  43.4%   43.8%
                                                              ======  ======

         Significant  components  of  the  Company's  deferred  tax  assets  and liabilities for income taxes for the year ended December 31, 1999 consisted of the following:

     Deferred tax assets
         State taxes                                               $ 67,561
                                                                   --------
     Deferred tax liabilities
         Change in accounting method - cash to accrual              363,857
         Depreciation                                                 9,907
                                                                   --------

                                                                    373,764
                                                                   --------
              Net deferred tax liability                           $306,203
                                                                   ========

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 11 - INCOME TAXES (Continued)

         The components of the income tax provision (benefit) for the years ended December 31 are as follows:

                                                1999             1998
                                            -----------      ------------
        Current
            Federal                          $ 589,000         $    --
            State                              124,998               800
                                             ---------         ---------

                                               713,998               800
                                             ---------         ---------

        Deferred
            Federal                           (182,048)          357,000
            State                              (32,950)           87,057
                                             ---------         ---------

                                              (214,998)          444,057
                                             ---------         ---------

                 Total                       $ 499,000         $ 444,857
                                             =========         =========


NOTE 12 - STOCKHOLDERS' EQUITY

         Initial Public Offering ("IPO")
         On February 23, 1999, the Company completed an IPO to offer up to $6,000,000 worth of shares of common stock consisting of 1,000,000 units at $6 per share. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. The Company generated $4,232,947, net of offering costs.

         Treasury Stock
         On November 2, 1999, the Company's Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to 100,000 shares of common stock from time to time in connection with employee benefit programs and other corporate purposes.

         As of December 31, 1999, 60,000 shares of the 100,000 authorized shares have been repurchased at a total cost of $201,927. As of December 31, 1999, 26,065 of these shares have been issued to various employees in lieu of bonuses valued at $83,082.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plan
         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Company's Board of Directors approved an amendment to the Option Plan to increase the authorized number of shares of common stock to 810,000. Options under this plan may be granted to employees, officers, directors, and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed five years. In July 1998, the Company had 395,000 stock options outstanding at exercise prices which range from $5 to $5.50 per share, of which 238,632 stock options were exercisable.

         In November 1998, the Company cancelled all of its outstanding options, and the Board of Directors approved a grant of 395,000 stock options at exercise prices which range from $6 to $6.60 per share, of which 238,632 stock options were exercisable.

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:

                                                           1999         1998
                                                      -----------   ------------
            Net income
                As reported                           $  650,201    $   570,021
                Pro forma                             $  389,887    $    25,455
            Basic earnings per common share
                As reported                           $     0.21    $      0.26
                Pro forma                             $     0.13    $      0.01

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plan (Continued)
         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 55% and 0%, respectively; risk-free interest rates of 6.3% and 4.3%, respectively; and expected lives of four and three years, respectively. The weighted-average fair value of options granted during the years ended December 31, 1999 and 1998 for which the exercise price equals the market price on the grant date was $1.13 and $4.16, respectively, and the weighted-average exercise price was $6 and $6, respectively. The weighted-average fair value of options granted during the years ended December 31, 1999 and 1998 for which the exercise price was greater than the market price on the grant date was $1.13 and $4.07, respectively, and the weighted-average exercise price was $6 and $6.60, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following summarizes the stock option transactions under the stock option plan:

                                                                    Weighted-
                                                   Stock             Average
                                                  Options           Exercise
                                                Outstanding           Price

       Balance, December 31, 1997                       -          $     -
       Granted                                    395,000          $   6.22
                                               ----------

       Balance, December 31, 1998                 395,000          $   6.22
       Granted                                    152,500          $   6.00
       Cancelled                                   (7,000)         $   6.00
                                               ----------

           Balance, December 31, 1999             540,500          $   6.16
                                               ==========

           Exercisable, December 31, 1999         349,402          $   6.13
                                               ==========

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plan (Continued)
         The weighted-average remaining contractual life of the options is 3.92 years at December 31, 1999.

NOTE 13 - WARRANTS

         In July 1998, the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $5 per share. The warrants are exercisable the earlier of (i) the date on which the closing price of a share of the Company's common stock as reported on the NASDAQ Small-Cap Market is greater than $12 or (ii) the date on which the audited consolidated earnings for the fiscal year ending December 31, 1998, or any fiscal year thereafter, are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 9, 2003.

         In November 1998, the Company cancelled all of its outstanding warrants, and the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $6 per share. The warrants are exercisable the earlier of (i) the date on which the closing price of a share of the Company's common stock as reported on the NASDAQ Small-Cap Market is greater than $12; or (ii) the date on which the audited consolidated earnings for the fiscal year ending December 31, 1998, or any fiscal year thereafter, are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 9, 2003.

         On February 23, 1999, the Company entered into an underwriter warrant agreement in correlation with the Company's IPO to issue warrants to purchase 100,000 units at an initial exercise price of $9.60 per unit. The warrants may be exercised at any time from February 23, 2000 until February 23, 2004, the expiration date. The units consist of one fully-paid and non-assessable share of common stock and one warrant to purchase one share of common stock.

         In March 1999, the Company granted warrants to purchase 120,000 shares of common stock at an exercise price of $3.88 per share to an investment relations firm. 70,000 warrants vest immediately, and 50,000 warrants vest on the earlier of (i) the date on which the closing price of a share of stock as reported on the NASDAQ Small-Cap Market is at least $7 for three consecutive trading days or (ii) the date on which the Company determines that the value of the services provided to the Company during the term of the agreement is sufficient to justify vesting. This warrant will expire and will not be exercisable on the date five years from the date of grant.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999


NOTE 14 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 15 - SUBSEQUENT EVENTS

         In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. ("BTC") for a total purchase price of $1,200,000 payable for $500,000 in cash, which has been paid. The buyer will pay to stockholders cash equal to the collections of accounts receivable and work-in-process during the six months immediately following the closing date up to a maximum amount of $700,000.

         In January 2000, Buena Engineers, Inc., a majority-owned subsidiary of U.S. Laboratories, Inc., entered into an asset purchase agreement with Stewart Environmental, Inc. ("Stewart") to purchase substantially all of the assets for a purchase price of $60,000.

         In January 2000, San Diego Testing Engineers, Inc. entered into a asset purchase agreement to purchase substantially all the assets of SAGE Engineering, Inc. ("SAGE") for a total purchase price of $50,000 in cash and 15,000 shares of common stock.

         In February 2000, the Company entered into an asset purchase agreement with Intertek Technical Services, which will operate under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash, which has been paid.