Form 10QSB
period 2000-03-31
U S LABORATORIES INC
filed 2000-05-15
CIK 1068891

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 -QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________TO
          _________

Commission file number 0-25339

                             U. S. Laboratories Inc.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                 33-0586167
              --------                                 ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


                              7895 Convoy, Suite 18
                           San Diego, California 92111
                           ---------------------------
                    (Address of principal executive offices)

                                  619-715-5800
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No _X_

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                         Outstanding as of March  31, 2000
-----                                         ---------------------------------

Common Stock, $.01 par value per share                    3,201,065

Transitional Small Business Disclosure Format: Yes___  No _X_

                             U.S. Laboratories Inc.

                                      Index

                                                                            Page
Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at
March 31, 2000 (unaudited) and December 31, 1999                             3

Consolidated Statements of Income
For the Three Months ended March 31, 2000 (unaudited) and 1999               5

Consolidated Statements of Stockholders Equity
For the Three Months Ended March 31, 2000 (unaudited)                        6

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2000 (unaudited) and 1999               7

Notes to Consolidated Financial Statements                                   9

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             15


Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds                           18

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    19

Signatures                                                                  20

Exhibits                                                                    21

Part I - Financial Information

Item 1.           Financial Statements

                               U.S. LABORATORIES INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and March 31, 2000 (unaudited)


                                     ASSETS
                                                                    December 31,      March 31,
                                                                       1999             2000
                                                                   -------------    --------------
                                                                                     (unaudited)
Current assets
   Cash............................................................   $1,217,527       $   529,683
   Accounts receivable, net of allowances for doubtful
       accounts of $209,956 and $571,000, respectively.............    4,783,095         6,775,253
   Work-in-process.................................................      329,899           719,839
   Prepaid expenses and other current assets.......................       85,147           283,523
      Current portion of notes receivable-related party............       46,905            46,905
                                                                   -------------    --------------

                  Total current assets.............................    6,462,573         8,355,203

Furniture and equipment, net of accumulated depreciation
   of $ 1,077,836 and $1,199,548, respectively.....................    1,102,149         1,658,487
Excess cost over fair value of net assets acquired, net
   of accumulated amortization of $575,420 and $622,565,
   respectively....................................................    1,629,826         2,548,579
Note Receivable-related party,net of current portion...............       93,809            93,958
Other assets.......................................................      303,420           346,043
                                                                   -------------    --------------



                   Total assets....................................   $9,591,777       $13,002,270
                                                                   =============    ==============

                            See accompanying notes.

                               U.S. LABORATORIES INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (Continued)
                          December 31, 1999 and March 31, 2000 (unaudited)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,      March 31,
                                                                       1999             2000
                                                                   -------------    --------------
                                                                                     (unaudited)
Current liabilities
   Bank overdraft..................................................  $         -      $    509,444
   Lines of credit.................................................       63,641           756,450
   Current portion of long-term debt...............................      132,750           132,750
   Current portion of capitalized lease obligations................        4,966                 -
   Current portion of notes payable................................      157,325           832,633
   Accounts payable................................................      736,540         1,165,369
   Accrued payroll and payroll taxes...............................      308,757           503,810
   Deferred income tax.............................................      306,203           724,433
   Income tax payable..............................................      777,434           768,570
                                                                   -------------    --------------

       Total current liabilities...................................    2,487,616         5,393,459

   Long-term debt, net of current portion..........................      283,173           314,233
   Notes payable, net of current portion...........................      225,000           146,185
                                                                   -------------    --------------

       Total liabilities...........................................    2,995,789         5,853,877
                                                                   -------------    --------------

   Commitment

   Stockholders' equity
       Preferred stock, $0.01 par value
         5,000,000 shares authorized
         none issued and outstanding...............................            -                 -
       Common stock, $0.01 par value
         50,000,000 shares authorized
         3,200,000 and 3,201,065 shares issued and outstanding.....       32,000            32,010
       Treasury Stock at cost......................................     (114,088)                -
       Additional paid-in capital..................................    5,188,442         5,244,354
       Retained earnings...........................................    1,489,634         1,872,029
                                                                   -------------    --------------

       Total stockholders' equity..................................    6,595,988         7,148,393
                                                                   -------------    --------------

               Total liabilities and stockholders' equity..........  $ 9,591,777      $ 13,002,270
                                                                   =============    ==============

                            See accompanying notes.

                               U.S. LABORATORIES INC AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 2000 and 1999 (unaudited)



                                                                     For the Three Months Ended
                                                                              March 31,
                                                                   -------------------------------
                                                                      2000               1999
                                                                   -------------    --------------
                                                                    (unaudited)      (unaudited)

       Revenue.....................................................  $ 6,930,138       $ 3,182,700

       Cost of goods sold..........................................    3,790,644         1,719,937
                                                                   -------------    --------------

       Gross profit................................................    3,139,494         1,462,763
                                                                   -------------    --------------

       Selling, general, and administrative expenses...............    2,406,927         1,270,043
                                                                   -------------    --------------

       Income from operations......................................      732,567           192,720
                                                                   -------------    --------------

       Other income (expense)
         Interest expense..........................................      (66,393)          (43,342)
         Interest income...........................................       10,221            12,943
         Other income..............................................          952            15,656
         Other expense.............................................       (1,737)                -
                                                                   -------------    --------------

           Total other income (expense)............................      (56,957)          (14,743)
                                                                   -------------    --------------

       Income before provision for income taxes....................      675,610           177,977
       Provision for income taxes..................................      293,215            78,007
                                                                   -------------    --------------

       Net income..................................................  $   382,395       $    99,970
                                                                   =============    ==============

       Basic and diluted income per share..........................  $       .12       $       .04
                                                                   =============    ==============

       Weighted average shares outstanding.........................    3,201,065         2,611,111
                                                                   =============    ==============

                            See accompanying notes.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 For the Three Months Ended March 31, 2000 ( unaudited)


                                                                             Additional
                                          Common Stock           Treasury       Paid-In          Retained
                                      Shares       Amount           Stock       Capital          Earnings         Total
                                   ---------      -------       ---------    ----------       -----------    ----------
Balance, December 31, 1999.........3,200,000      $32,000       $(114,088)   $5,188,442       $ 1,489,634    $6,595,988

Adjustment to opening balance to
reflect acquisition of subsidiary..                                              30,000                          30,000

Issuance of 20,000 Treasury
Shares for purchase of
AGS, Inc...........................                                63,613        16,387                          80,000
Issuance of 15,000 Treasury
Shares for purchase of
Sage Engineering, Inc..............                                50,475         9,525                          60,000

Issuance of common stock...........    1,065           10                                                            10


Net income.........................                                                               382,395       382,395
                                   ---------      -------       ---------    ----------       -----------    ----------

Balance, March 31, 2000............3,201,065      $32,010               0    $5,244,354        $1,872,029    $7,148,393
                                   =========      =======       =========    ==========       ===========    ==========

                            See accompanying notes.

                               U.S. LABORATORIES INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 2000 and 1999 (unaudited)
                                                                     For the Three Months Ended
                                                                              March 31,
                                                                   -------------------------------
                                                                      2000               1999
                                                                   -------------    --------------
                                                                    (unaudited)      (unaudited)
   Cash flows from operating activities
            Net income.............................................   $  382,395         $  99,970
            Adjustments to reconcile net income
            to net cash provided by operating
            activities
            Amortization...........................................       47,145            29,903
            Depreciation...........................................      119,806            45,651
            Deferred Income Tax....................................      246,878                 -

   (Increase) decrease in
            Accounts receivable....................................      114,804            52,809
            Work in process........................................     (205,859)           16,573
            Prepaid expenses.......................................     (138,947)         (228,262)
            Other assets...........................................       18,511            (4,564)
            Increase (decrease) in
            Accounts payable.......................................        3,170            60,748
            Accrued payroll and payroll taxes......................       99,375            25,939
            ther accrued expenses..................................            -            53,662
            Income tax payable.....................................       (8,864)           74,755
                                                                   -------------    --------------
   Net cash provided by operating
   activities......................................................      678,414           227,184
                                                                   -------------    --------------
   Cash flows from investing activities
            Purchase of furniture and equipment (net)..............     (230,240)          (62,612)
                                                                   -------------    --------------

            Investment in BTC, Inc net of cash acquired............   (1,143,839)                -
            Investment in Unitech Technical
            Services Inc...........................................   (1,650,000)                -
            Investment in BDI, Inc.................................      (63,000)                -
            Note Receivable-related party..........................         (149)                -
            Investment in Stewart Envriomental,Inc.................      (30,000)                -
                                                                   -------------    --------------

   Net cash (used in) investing activities.........................   (3,117,228)          (62,612)
                                                                   -------------    --------------

                            See accompanying notes.

                               U.S. LABORATORIES INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 2000 and 1999 (unaudited)

                                                                     For the Three Months Ended
                                                                              March 31,
                                                                   -------------------------------
                                                                      2000               1999
                                                                   -------------    --------------
                                                                    (unaudited)      (unaudited)
                                                                   -------------    --------------
   Cash flows from financing activities
       Increase (decrease) in bank
       overdraft...................................................    $ 509,444        $ (125,635)
       Line of credit, (net).......................................      692,809        (1,877,744)
       Due to stockholders, (net)..................................            -              (360)
       Payments on long-term debt, capitalized
       lease obligations and notes payable.........................      492,797          (285,028)
       Proceeds from the initial stock offering
       net of the deferred offering costs..........................            -         4,825,008
       Issuance of common & treasury stock.........................       55,920                 -
   Net cash provided by
   financing activities............................................    1,750,970         2,536,241
                                                                   -------------    --------------

   Net increase (decrease) in cash.................................     (687,844)          209,549

   Cash, beginning of period.......................................    1,217,527            94,132
                                                                   -------------    --------------

   Cash, end of period.............................................    $ 529,683       $   303,681
                                                                   =============    ==============

   Supplemental disclosures of cash flow information

   Interest paid...................................................    $  66,393       $    27,579
                                                                   =============    ==============

   Income taxes paid...............................................    $  50,000        $      (61)
                                                                   =============    ==============


Supplemental Schedule of Financing Activities
---------------------------------------------

In the first quarter, the company issued treasury stock as the initial payment for the purchase of Sage Engineering Inc. and as an installment payment for AGS Inc., purchased in 1999, as per the respective purchase agreements.

                            See accompanying notes.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         As of December 31, 1999 and March 31, 2000 (unaudited) and for the Three Months Ended March 31, 2000 and 1999 (unaudited)


NOTE 1 - ORGANIZATION AND BUSINESS

     U.S. Laboratories Inc. and subsidiaries (collectively the "Company") offers engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing. The Company has facilities in California, New Jersey, Florida, Nevada and Virginia and grants credit to customers in those states. Please refer to additional information in the annual report filed on Form 10K-SB for December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General
     -------
     As  contemplated by the Securities and Exchange  Commission  under Item 310
     (b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data is unaudited. However, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

     Principles of Consolidation
     ---------------------------
     The  consolidated   financial  statements  include  the  accounts  of  U.S.
     Laboratories Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     ----------------------------------------
     For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Furniture and Equipment
     -----------------------
     Furniture and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

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

     Intangibles
     -----------
     Intangibles consist of goodwill which is being amortized over fifteen and twenty year periods. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the goodwill to that amount.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         As of December 31, 1999 and March 31, 2000 (unaudited) and for the Three Months Ended March 31, 2000 and 1999 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Revenue Recognition
     -------------------
     Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the lives of the contracts. Revenue from services is recognized when services have been performed and accepted. At the time a loss or a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on its contracts.

     Advertising
     -----------
     The Company expenses advertising costs as incurred.

     Income Taxes
     ------------
     The Company utilizes Statement of Financial Accounting Standards ("SFAS') No. 109,"Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Interim Unaudited Financial Information
     ---------------------------------------
     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending December 31, 2000.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     For certain of the Company's financial instruments including cash, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         As of December 31, 1999 and March 31, 2000 (unaudited) and for the Three Months Ended March 31, 2000 and 1999 (unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Concentrations of Risk
     ----------------------
     The Company sells products and provides contract services to construction companies and the military, primarily in California, New Jersey, Florida, Nevada and Virginia. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Net Income Per Share
     --------------------
     For the three months ended March 31, 2000 and 1999, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.


NOTE 3 - CASH

     The Company maintains cash deposits at banks located in California, Nevada, Florida, Virginia and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1999 and March 31, 2000, uninsured portions of balances held at banks aggregated to $1,079,135 and $ 147,567, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
         As of December 31, 1999 and March 31, 2000 (unaudited) and for the Three Months Ended March 31, 2000 and 1999 (unaudited)



NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                    December 31,     March 31,
                                                       1999          2000

     Automobile and trucks..........................  $  963,259    $ 1,121,024
     Furniture and fixtures.........................     319,136        375,833
     Office hardware and software...................     168,735        454,640
     Machinery and equipment........................     596,337        755,916
     Leasehold improvements.........................     132,518        150,622
                                                      ----------    -----------

     Less accumulated depreciation and amortization.   1,077,836      1,199,548
                                                      ----------    -----------

          Total..................................... $ 1,102,149    $ 1,658,487
                                                     ===========    ===========

     Depreciation and amortization expense for the three months ended March 31, 1999 and 2000 was $45,651 and $119, 806, respectively.


NOTE 5 - NOTES PAYABLE

     Notes payable consisted of the following at March 31, 2000:

     Note payable to stockholders of Wyman Enterprises, Inc. in connection with the acquisition.  The amount is to be paid in two annual installments of $75,000 beginning March 25, 2001..... $150,000

     Note payable to stockholder of Advanced Geo Materials Inc.
       in connection with the acquisition.
       The amount is to paid commencing October
       15, 2000........................................................  159,115

     Note payable to stockholder of Stewart Enviromental Inc.
       in connection with the acquisition
       the amount is to be paid on March 31, 2001......................   27,372

     Note payable to stockholders of BTC Associates, Inc.
       in connection with the acquisition.
       the amount is to be paid on June 30, 2000.......................  538,588

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         As of December 31, 1999 and March 31, 2000 (unaudited) and for the Three Months Ended March 31, 2000 and 1999 (unaudited)




NOTE 5 - NOTES PAYABLE (Continued)

     Note payable to stockholders of Sage Engineering Inc.
       in connection with the acquisition. The amount..................
       is due starting February 1, 2001................................  103,743
                                                                       ---------
                                                                         978,818
                    Less: current portion..............................  832,633
                                                                       ---------
                    Long term portion.................................. $146,185

     The notes payable bear interest at the prime rate at the date of acquisition.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Due from Stockholder
     At March 31, 2000, the company had amounts due from the majority stockholder of $140,863. The amounts are due in three annual equal installments and are non - interest bearing.

     On November 30, 1999, the company entered into a stock purchase agreement with a related party to purchase all of the issued and outstanding shares of capital stock of the Building Department Inc. (BDI) for a purchase price of $30,000 in cash which was paid in 1999 and an additional payment of $63,000 paid in the first quarter, 2000.


NOTE 7 - STOCK OPTION PLAN

     In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of Common Stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to bring the total number of shares reserved to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. In March 2000, the Company had 395,000 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 238,632 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

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

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         As of December 31, 1999 and March 31, 2000 (unaudited) and for the Three Months Ended March 31, 2000 and 1999 (unaudited)

NOTE 9 - INITIAL PUBLIC OFFERING

     On February 23, 1999 the Company completed an initial public offering that generated net cash of $4,825,000 in the first quarter. The offering was for the sale of 1,000,000 shares of common stock which represent 31.l25% of the post offering common stock. A part of the proceeds of the offering was used to retire debt in the approximate amount of $2,150,000.

NOTE 10 - LINES OF CREDIT

     In the third quarter 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. At the end of March 31, 2000, this working capital line of credit balance was $756,450.

     In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the company and at the end of one year this facility will convert to a five year term loan. At the end of March 31, 2000, this capital purchases line of credit balance was $184,713, included in long term debt.

     In the third quarter, 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At the end of March 31, 2000, this term loan facility was unused and available for future use.

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

NOTE 11 - ACQUISITIONS

     In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. ("BTC") for a total purchase price of $1,200,000 payable for $500,000 in cash, which has been paid on January 3, 2000. Additionally, the Company will pay to the seller cash equal to the collections of accounts receivable and work in progress during the six months immediately following the closing date up to maximum amount of $700,000.

     In January 2000, Buena Engineers, Inc., a majority-owned subsidiary of U.S. Laboratories, Inc., entered into an asset purchase agreement with Stewart Environmental, Inc. ("Stewart") to purchase substantially all of the assets for a purchase price of $60,000 of which $30,000 has been paid thru March 31, 2000.

     In January 2000, San Diego Testing Engineers, Inc. purchased substantially all the assets of SAGE Engineering, Inc. ("SAGE") for a total purchase price of $53,000 in cash and 15,000 shares of common stock.

     In February  2000, the Company  purchased the assets of Intertek  Technical
     Services, which will operate under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash which has been paid as of February 22, 2000.

     The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the assets acquired.

Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

     Financial Condition and Results of Operations

               Three Months Ended March 31, 2000 and 1999

          Revenue. Revenue for the three months ended March 31, 2000 was $6,930,138, an increase of 118% over the same period in 1999. The increase is primarily attributable to an internal growth rate of approximately 67 %, with the remaining 51% attributed to the expansion of operations through the acquisition of several engineering consulting services companies in the first quarter 2000.

          Gross Profit. Gross profit for the three months ended 2000 was $3,139,494, an increase of 115% over the same period in 1999. This increase in gross profit was due primarily to the increase in revenues described above.

          Income Before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2000 was $675,610, an increase of 280% over the same period in 1999. The profit increased due to four acquisitions in the first quarter 2000, while general and administrative expenses decreased as a percentage of revenues.

          Interest Expense. Interest expense was $66,393 in the three months ended March 31, 2000, an increase of 53% over the same period in 1999. This increase was due primarily to the cost of acquiring four companies in the first quarter 2000.

          Net Income. Net income for the three months ended March 31, 2000 was $ 382,395, a increase of 282 % over the same period in 1999. The increase in net income was primarily due to a decrease as a percentage of revenue in selling, general and administrative expenses and the four acquisitions made in the first quarter, 2000.


Liquidity and Capital Resources

          During the three months ended March 31, 2000, our net cash provided by operating activities was $678,414, a increase of 199% over the same period in 1999 primarily due to the increases in net income mentioned above.

          In the third quarter 1999, we entered into a $4,000,000 revolving working capital line of credit facility as part of our ongoing efforts to ensure appropriate levels of liquidity. At the end of March 31, 2000, this working capital line of credit balance was $756,450.

          In the third quarter 1999, we entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the company and at the end of one year this facility will convert to a five year term loan. At the end of March 31, 2000, this capital purchases line of credit balance was $184,713, included in long term debt.

          In the third quarter, 1999 we entered into a $350,000 term loan facility to refinance existing equipment debt. At the end of March 31, 2000, this term loan facility was unused and available for future use.

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

Acquisitions

          In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. ("BTC") for a total purchase price of $1,200,000 payable for $500,000 in cash, which has been paid on January 3, 2000. Additionally, the Company will pay to the seller cash equal to the collections of accounts receivable and work in progress during the six months immediately following the closing date up to maximum amount of $700,000.

          In January 2000, Buena Engineers, Inc., a majority-owned subsidiary of U.S. Laboratories, Inc., entered into an asset purchase agreement with Stewart Environmental, Inc. ("Stewart") to purchase substantially all of the assets for a purchase price of $60,000 of which $30,000 has been paid thru March 31, 2000.

          In  January  2000,  San  Diego  Testing   Engineers,   Inc.  purchased
substantially all the assets of SAGE Engineering, Inc. ("SAGE") for a total purchase price of $53,000 in cash and 15,000 shares of common stock.

          In February 2000, the Company purchased the assets of Intertek Technical Services, which will operate under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash which has been paid as of February 22, 2000.

          The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the assets acquired.

Management Indebtedness

               At March 31, 2000, we had amounts due from a majority stockholder in the amount of $140,863. This amount was evidenced by a promissory note and the principal payments are due in three equal annual installments and are non-interest bearing.

Inflation

               Inflation does not currently affect our operations, and we do not expect inflation to affect them in the foreseeable future.

Backlog

As at March 31, 2000, our backlog has reached approximately $16.3 million. This figure has increased approximately 48% or $ 5.3 million from $11.0 million at December 31, 1999.

The increase in backlog can be attributed to the increase in contract awards for the core business of U.S. Laboratories. Also contributing to this increase is the ongoing and contracted work associated with the first quarter acqusitions of BTC Laboratories, Interteck Technical Services, Stewart Environmental and Sage Engineering.



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

                                     Part II

Item 2.   Changes in Securities and Use of Proceeds.

          (a) Not applicable.

          (b) Not applicable.

          (c) In January 2000, San Diego Testing Engineers, Inc. entered into an asset purchase agreement to purchase substantially all the assets of SAGE Engineering, Inc. As part of the consideration for this acquisition, we issued 15,000 shares of common stock to stockholders in SAGE Engineering, Inc. We issued these securities under the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

          (d) Our registration statement of Form SB-2 was made effective by the Securities and Exchange Commission On February 23, 1999. We sold 1,000,000 units, each consisting of one share of common stock, $0.1 par Value per share, and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. We sold the units on February 23, 1999. Our managing underwriters were Cardinal Capital Management, Inc. and Janda & Garrington LLC. After deducting the underwriting discounts,commissions, and all the offering's expenses, we received approximately $4,275,000 from the offering.

          As of May 15, 2000, we have used the net proceeds as described in the table below.

--------------------------------------------------------------------------------
                   Use                                   Amount
--------------------------------------------------------------------------------
               Acquisitions                            $1,495,000
--------------------------------------------------------------------------------
            Repayment of Debt                          $2,150,000
--------------------------------------------------------------------------------
      Working Capital for Operations                   $  630,000
--------------------------------------------------------------------------------

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

          See Exhibit Index

27        Financial Data Schedule
               (EDGAR version only)

          b.   Reports on Form 8-K

          The company filed two Current Reports on Form 8-K during the quarter ended March 31, 2000. No financial information was filed with those Form 8-K's

     (1) The first Form 8-K filed during the quarter ended March 31, 2000 was filed on January 21, 2000, in connection with the stock purchase agreement the company entered into with BTC Laboratories, Inc. ("BTC") to purchase all the outstanding shares of BTC in exchange for $500,000 in cash and $700,000 in notes.

     (2) The second Form 8-K filed during the quarter ended March 31, 2000 was filed on March 9, 2000, in connection with the asset purchase agreement the company entered into with Intertek, Inc. The company purchased certain assets and assumed certain liabilities of Intertek in exchange for $1,600,000 in cash.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. Laboratories Inc.


Date: May 15, 2000                  /S/ Dickerson Wright
                                    ------------------------------------
                                    Dickerson Wright, President


Date: May 15, 2000                  /S/ Joseph M. Wasilewski
                                    ------------------------------------
                                    Joseph M. Wasilewski,
                                    Vice President and Chief Financial Officer

                                  Exhibit Index

Exhibit Number
--------------

27                   Financial Data Schedule
                     (EDGAR version only)