Form 10QSB
period 2000-06-30
U S LABORATORIES INC
filed 2000-08-14
CIK 1068891

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30,2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 0-25339

                             U.S. Laboratories Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                33-0586167
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification No.)

                           7895 Convoy Court, Suite 18
                           San Diego, California 92111
                           ---------------------------
                    (address of principal executive offices)

                                  858-715-5800
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ____  No    X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


CLASS                                         OUTSTANDING AS OF AUGUST 11, 2000
-----                                         ---------------------------------
Common Stock, $0.1 par value per share                         3,201,065

Transitional Small Business Disclosure Format: Yes ____  No X

                             U.S. LABORATORIES INC.


                                      INDEX

PART I - FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements

Consolidated Balance Sheets at
June 30, 2000 (unaudited) and December 31,1999                              3

Consolidated Statements of Income
For the Six Months ended June 30, 2000 and 1999 (unaudited)                 5
And the Three Months ended June 30, 2000 and 1999 (unaudited)

Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2000(unaudited)                           6

Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2000 and 1999 (unaudited)                 7

Notes to Consolidated Financial Statements                                  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      16


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                          19

Item 4. Submission of Matters to a Vote of Security Holders                19

Item 5. Other Information                                                  20

Item 6. Exhibits and Reports on Form 8-K                                   21

Signatures                                                                 22

Exhibits                                                                   23

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                        June 30,     December 31,
                                                         2000            1999
                                                         ----            ----
                                                     (unaudited)
Current assets

Cash .............................................    $   273,609    $ 1,217,527
Accounts receivable,net of allowance for
  doubtful accounts of $649,283 and $209,956,
  respectively ...................................      7,756,116      4,783,095
Work-in-progress .................................        747,532        329,899
Prepaid expenses and other current assets ........        334,102         85,147
Current portion of notes receivable-related
  party ..........................................         47,054         46,905
                                                      -----------    -----------

         Total current assets ....................      9,158,413      6,462,573

Furniture and equipment, net of accumulated
  depreciation of $1,344,412 and $1,077,836,
  respectively ...................................      1,787,786      1,102,149
Goodwill, net of accumulated amortization
  of $673,243 and $575,420, respectively .........      2,604,565      1,629,826
Note receivable-related party,net of current
  portion ........................................         93,809         93,809
Other assets .....................................        418,311        303,420
                                                      -----------    -----------

         Total assets ............................    $14,062,884    $ 9,591,777
                                                      ===========    ===========

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,     December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                   (unaudited)
Current liabilities
   Bank overdraft ..............................   $    297,266    $       --
   Lines of credit .............................      1,677,231          63,641
   Current portion of long-term debt ...........        236,974         132,750
   Current portion of capitalized
     lease obligations .........................           --             4,966
   Current portion of notes payable ............        776,095         157,325
   Accounts payable ............................        665,164         736,540
   Accrued payroll and payroll taxes ...........      1,457,863         308,757
   Deferred income tax .........................        472,288         306,203
   Income tax payable ..........................        459,813         777,434
                                                   ------------    ------------

           Total current liabilities ...........      6,042,694       2,487,616

   Long-Term debt,net of current portion .......        299,901         283,173
   Notes payable,net of current portion ........        151,670         225,000
                                                   ------------    ------------

        Total liabilities ......................      6,494,265       2,995,789

Commitments

Stockholders' equity
   Preferred stock,$0.01 par value
     5,000,000 shares authorized
     none issued and outstanding ...............           --              --
   Common stock,$0.01 par value
     50,000,000 shares authorized
     3,201,065 and 3,200,000 shares
     issued and outstanding, respectively ......         32,010          32,000
   Treasury stock,at cost ......................         (4,327)       (114,088)
   Additional paid-in capital ..................      5,244,354       5,188,442
   Retained earnings ...........................      2,296,582       1,489,634
                                                   ------------    ------------

      Total stockholders' equity ...............      7,568,619       6,595,988
                                                   ------------    ------------

   Total liabilities and stockholders' equity ..   $ 14,062,884    $  9,591,777
                                                   ============    ============

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)
           AND THE SIX MONTHS ENDED JUNE 30,2000 AND 1999 (UNAUDITED)


                               For the Three Months Ended     For the Six Months Ended
                                       June 30,                        June 30,
                                       --------                        --------
                                 2000           1999             2000             1999
                                 ----           ----             ----             ----
                             (unaudited)    (unaudited)     (unaudited)      (unaudited)
Revenue ..................   $  9,011,820    $  3,802,001    $ 15,941,958    $  6,984,701

Cost of goods sold .......      5,184,651       1,831,639       8,975,295       3,551,576
                             ------------    ------------    ------------    ------------

Gross profit .............      3,827,169       1,970,362       6,966,663       3,433,125
                             ------------    ------------    ------------    ------------

Selling,general,and
  administrative expenses       2,995,753       1,845,805       5,402,680       3,115,848
                             ------------    ------------    ------------    ------------

Income from operations ...        831,416         124,557       1,563,983         317,277
                             ------------    ------------    ------------    ------------

Other income (expense)
 Interest expense ........        (60,621)        (25,478)       (127,014)        (68,820)
 Interest income .........           --            27,699          10,221          40,642
 Other income ............           --            19,290             952          34,946
 Other expense ...........        (21,310)           --           (23,047)           --
                             ------------    ------------    ------------    ------------
   Total other income
   (expense) .............        (81,931)         21,511        (138,888)          6,768

Income before provision
  for income taxes .......        749,485         146,068       1,425,095         324,045

Provision for
  income taxes ...........        324,932          51,611         618,147         129,618
                             ------------    ------------    ------------    ------------

Net income ...............        424,553    $     94,457    $    806,948    $    194,427
                             ============    ============    ============    ============

Basic and diluted
  income per share .......            .13    $        .03    $        .25    $        .07
                             ============    ============    ============    ============

Weighted average
  shares outstanding .....      3,201,065       3,200,000       3,201,065       2,905,555
                             ============    ============    ============    ============

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 2000(UNAUDITED)


                                                   Additional
                     Common Stock        Treasury   Paid-In        Retained
                   Shares     Amount      Stock      Capital        Earnings   Total
 Balance,12/31/99.. 3,200,000  $32,000    $(114,088)  $5,188,442   $1,489,634  $6,595,988

 Adjustment to
 balance to
 reflect acquisition
 of subsidiary.....                                       30,000                   30,000

 Issuance of 20,000
 treasury shares
 for purchase of
 AGS,Inc...........                          63,613       16,387                   80,000

 Issuance of 15,000
 treasury shares
 for purchase of
 Sage Engineering,
 Inc...............                          50,475        9,525                   60,000

 Issuance of common
 stock.............     1,065       10                                                 10

 Purchase of 1,065
 shares of Treasury
 stock, at cost....                          (4,327)                               (4,327)

 Net income........                                                   806,948     806,948
                      -------  -------    --------    ----------  ----------  -----------

 Balance,6/30/00... 3,201,065  $32,010    $ (4,327)   $5,244,354  $2,296,582   $7,568,619
                    =========  =======    ========    ==========   =========  ===========

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


                                                   For the Six Months Ended
                                                            June 30,
                                                  -----------------------------
                                                     2000             1999
                                                     ----             ----
                                                  (Unaudited)       (Unaudited)
                                                  -----------       ----------
Cash flows from operating activities

Net income .....................................    $   806,948     $   194,427
Adjustments to reconcile net income
to net cash (used in) provided by
operating activities
Amortization of Goodwill .......................         97,823          52,614
Depreciation ...................................        264,655         135,094
Deferred Income Tax ............................         (5,267)           --

(Increase) Decrease in

Accounts receivable ............................       (866,059)        (62,345)
Work in progress ...............................       (233,552)       (118,724)
Prepaid expenses ...............................       (189,526)       (212,618)
Other assets ...................................        (53,767)        (71,957)

Increase (Decrease) in

Accounts payable ...............................       (579,437)         45,161
Accrued payroll and payroll taxes ..............      1,053,428          73,895
Other accrued expenses .........................           --           176,313
Income tax payable .............................       (317,621)         67,818
                                                    -----------     -----------

Net cash (used in) provided by operating
activities .....................................        (22,375)        279,678
                                                    -----------     -----------

Cash flows from investing activities

Purchase of furniture and equipment(net) .......       (507,697)       (141,529)
Acquisitions of businesses,
net of cash acquired ...........................     (2,906,839)       (184,178)
Note Receivable-related party ..................           (149)           --
                                                    -----------     -----------

Net cash (used in) investing activities ........     (3,414,685)       (325,707)
                                                    -----------     -----------

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS(CONTINUED)
            FOR THE SIX MONTHS ENDED JUNE 30,2000 AND 1999(UNAUDITED)


                                                     For the Six Months Ended
                                                           June 30
                                                   ----------------------------
                                                      2000           1999
                                                      ----           ----
                                                   (unaudited)      (unaudited)
Cash flows from financing activities

  Increase (decrease) in bank

  Overdraft ....................................    $   297,266     $   (82,616)
  Line of credit,(net) .........................      1,613,590      (1,877,744)
  Due to stockholders,(net) ....................           --             2,664
  Payments on long-term debt, capitalized
    lease obligations and notes payable ........        530,691        (313,854)
  Proceeds from the initial stock offering
    net of the deferred offering costs .........           --         4,785,685
  Issuance of common & treasury stock ..........         51,595            --
                                                    -----------     -----------

Net cash provided by
    financing activities .......................      2,493,142       2,514,135
                                                    -----------     -----------

Net (decrease) increase in cash ................       (943,918)      2,468,106

Cash,beginning of period .......................      1,217,527         121,782
                                                    -----------     -----------

Cash,end of period .............................    $   273,609     $ 2,589,888
                                                    ===========     -----------

Supplemental disclosures of cash flow
    information

Interest paid ..................................    $   127,014     $    68,820
                                                    ===========     ===========

Income taxes paid ..............................    $   364,700     $    61,800
                                                    ===========     ===========

Supplemental Schedule of Financing Activities

In the first quarter 2000, the company issued treasury stock of $114,088 as the initial payment for the purchase of Sage Engineering Inc. and as an installment payment for AGS Inc., purchased in 1999, as per the respective purchase agreements.

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 1 - ORGANIZATION AND BUSINESS

         U.S. Laboratories Inc. and its subsidiaries (collectively the"Company") offers engineering and design services,project management,construction quality control, structural engineering and design, environmental engineering and inspection and testing. The Company has facilities in California, New Jersey, Florida, Nevada and Virginia and grants credit to customers in those states. Readers of this report should refer to additional information in the annual report filed on Form 10K-SB for December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL
         As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data is unaudited. However, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments,necessary for a fair statement of the financial position and results for the interim periods. The
         Company's interim results are not necessarily indicative of the results to be expected for the full year.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of U.S.Laboratories Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS
         For purposes of the statements of cash flows,the Company consider all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         FURNITURE AND EQUIPMENT
         Furniture and equipment,including equipment under capital leases,are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives as follows:

                 Automobile and trucks                          3 to 5 years
                 Furniture and fixtures                         5 to 7 years
                 Office hardware and software                        5 years
                 Machinery and equipment                        5 to 7 years
                 Leasehold improvements                              5 years

         Maintenance, repairs, and minor renewals are expensed as incurred.Expenditures for additions and major improvements are capitalized. Gains and losses on disposals are included in the statements of income.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

         INTANGIBLES
         Intangibles consist of goodwill which is being amortized over a period not exceeding twenty years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the goodwill to that amount.

         REVENUE RECOGNITION
         Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the lives of the contract. Revenue from services is recognized when service has been performed and accepted. At the time loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on its contracts.

         ADVERTISING
         The Company expenses advertising costs as incurred.

         INCOME TAXES
         The Company utilizes Statement of Financial Accounting Standards("SFAS") No. 109," Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax law and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         For certain of the Company's financial instruments including cash,accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

         CONCENTRATIONS OF RISK
         The Company provides contract services to construction companies and the military, primarily in California, New Jersey, Florida, Nevada and Virginia. It also extends credit based on an evaluation of the customer's financial condition,generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         NET INCOME PER SHARE
         For the three months and six months ended June 30, 1999 and 2000, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137, this pronouncement, is effective for financial statements in fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its interim or annual financial position or results of operations.

NOTE 3 - CASH

         The Company maintains cash deposits at banks located in California, Nevada, Florida, Virginia and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2000 and December 31, 1999, uninsured portions of balances held at banks aggregated $0 and $1,079,135, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 4 - FURNITURE AND EQUIPMENT

    Furniture and equipment consisted of the following:


                                                  June 30,        December 31,
                                                    2000              1999
                                                    ----              ----
  Automobile and trucks.....................     $ 1,287,536       $  963,259
  Furniture and fixtures....................         381,432          319,136
  Office hardware and software..............         490,486          168,735
  Machinery and equipment...................         794,058          596,337
  Leasehold improvements....................         178,686          132,518
                                                  ----------       -----------
                                                   3,132,198        2,179,985
                                                  ----------       -----------
  Less:accumulated depreciation.............       1,344,412        1,077,836
                                                  ----------       -----------
           Total............................     $ 1,787,786       $1,102,149
                                                 ===========       ==========

    Depreciation expense for the six months ended June 30, 2000 and 1999 was $264,655 and $135,094, respectively.

NOTE 5 - NOTES PAYABLE

    Notes payable consisted of the following at June 30, 2000:

    Note payable to stockholder of Wyman Enterprises,Inc.in
       connection with the acquisition. The amount is to be
       paid in two annual installments of $75,000 beginning
       March 25,2001.......................................          $  150,000

    Note payable to stockholder of Advanced Geo Materials Inc.
       in connection with the acquisition. The amount is to be
       paid in installments commencing October 15,2000.....             154,188

    Note payable to stockholder of Stewart Enviromental Inc.
       in connection with the acquisition.
       The amount is to be paid on March 31, 2001...........             27,985

    Note payable to stockholders of BTC Associates, Inc.
       in connection with the acquisition.
       The amount is to be paid on July 7, 2000............             550,000

    Note payable to stockholders of Sage Engineering Inc.
       in connection with the acquisition.The amount is to be
       paid in installments commencing February 1, 2001....              45,662
                                                                     ----------

    Less:current portion.....................................           776,095
                                                                     ----------

    Long term portion........................................        $  151,670

The notes payable bear interest at the prime rate at the date of acquisition.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 6 - RELATED PARTY TRANSACTIONS

         DUE FROM STOCKHOLDER
         At June 30, 2000, the Company had amounts due from the majority stockholder of $140,863. The amounts are due in three annual equal installments, are non-interest bearing and are due starting September 30, 2000. On November 30, 1999, the Company entered into a stock purchase agreement with a related party to purchase all of the issued and outstanding shares of capital stock of the Building Department Inc.(BDI) for a purchase price of $30,000 in cash which was paid in 1999 and an additional payment of $63,000 paid in the first quarter,2000.

NOTE 7 - STOCK OPTION PLAN

         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the"Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to bring the total number of shares reserved to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. In June 2000, the Company had 395,000 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 238,632 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

NOTE 8 - WARRANTS

         In July 1998, the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $5.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company's common stock as reported on the Nasdaq Small-Cap Market is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 9, 2003.

NOTE 9 - INITIAL PUBLIC OFFERING

         On February 23, 1999, the Company completed an initial public offering that generated net cash of $4,825,000 in the first quarter, 1999. 1,000,000 shares of common stock, which represented 31.125% of the post offering common stock were sold in the offering. A part of the proceeds of the offering was used to retire debt in the approximate amount of $2,150.000.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 10 - LINES OF CREDIT

         In the third quarter 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. At June 30, 2000, this working capital line of credit balance was $1,677,231.

         In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the Company and at the end of one year this facility will convert to a five year term loan. At June 30, 2000, this capital purchases line of credit balance was $199,762, included in long term debt.

         In the third quarter 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At June 30, 2000, this term loan facility was unused and available for future use.

         In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and at June 30, 2000, this vehicle line of credit was unused and available for future use.

         All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest at the variable prime rate.

         The Company also has a line of credit with Bank of America in the amount of $500,000. Dickerson Wright and his spouse have personally guaranteed this line of credit. It is an unsecured note that was due in July 2000. The note bears interest at the prime rate. This line of credit is still in place and had a zero outstanding balance since the end of 1998. The Company does not intend to use this credit facility in the future.

NOTE 11 - ACQUISTIONS

         In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc("BTC") for a total purchase price of $1,200,000 payable for $500,000 in cash, which has been paid on January 3, 2000. Additionally, the Company will pay to the sellers cash equal to the collections of accounts receivable and work in progress during the six months immediately following the closing date up to a maximum amount of $700,000 of which $150,000 of this amount was paid on April 3, 2000.

         In January 2000, Buena Engineers, Inc., subsidiary of the Company, entered into an asset purchase agreement with Stewart Environmental, Inc. to purchase substantially all of its assets for a purchase price of $60,000, of which $30,000 has been paid thru March 31, 2000.

         In January 2000, San Diego Testing Engineers, Inc., a subsidiary of the Company, purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of approximately $110,000, including 15,000 shares of the Company's common stock.

         In February 2000, the Company purchased substantially all of the assets of Intertek Technical Services, which will operate under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash which has been paid as of February 22, 2000.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 AND FOR
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999(UNAUDITED)


NOTE 11 - ACQUISTIONS (CONTINUED)

         In June 2000, the Company acquired the fixed assets of Moore Consulting for a purchase price of $20,000, which was paid on June 23, 2000.

         The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the assets acquired and is being amortized over a period not exceeding twenty years.

NOTE 12 - SUBSEQUENT EVENT

         On July 7, 2000, the Company paid $499,662 to the previous shareholders of BTC as payment toward the principal and interest due, for the acquistion of the stock of BTC. A holdback of $3,433 has been made until certain provisions of the acquisition agreement are fulfilled.

Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Six Months Ended June 30, 2000 and 1999

         REVENUE. Revenue for the six months ended June 30, 2000 was $15,941,958, an increase of 128% over the same period in 1999. The increase was due equally to growth from internal operations and to acquisitions. The Company experienced an internal growth rate of approximately 65%, with the remaining 63% attributed to the expansion of operations through the acquisition of several engineering consulting services companies in the first and second quarters of 2000.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $6,966,663, an increase of 103% over the same period in 1999. This increase in gross profit was due primarily to the increase in revenues described above.

         INCOME BEFORE PROVISION FOR INCOME TAXES. Income before provision for income taxes for the six months ended June 30, 2000 was $1,425,095, an increase of 340% over the same period in 1999. The profit increased due to the completion of five acquisitions in the first and second quarters of 2000, while selling, general and administrative ("SG&A")expense decreased as a percentage of revenues. Included in the second quarter SG&A expenses was a $95,000 provision for 1998 penalties imposed by the IRS. The Company expects a favorable settlement of this amount before the end of this year.

         INTEREST EXPENSE. Interest expense was $127,014 in the six months ended June 30,2000,an increase of 184% over the same period in 1999. This increase was due primarily to funding the cost of acquiring five companies in the first and second quarters of 2000 whereas previously the Company had used approximately $1,500,000 of the net proceeds from its initial public offering to fund acqusitions.

         NET INCOME. Net income for the six months ended June 30,2000 was $806,948, an increase of 315% over the same period in 1999. The increase in net income was primarily due to the inclusion of the results of operations for five acquisitions made in the first and second quarters of 2000 and a decrease as a percentage of revenue in SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, the Company's net cash used in operating activities was $22,375, a decrease of 135% over the same period in 1999, primarily due to the working capital requirements of the Company during the summer months and several large projects which started in the second quarter of fiscal 2000.

         In the third quarter 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility as part of the Company's ongoing efforts to ensure appropriate levels of liquidity. At June 30, 2000, this working capital line of credit balance was $1,677,231, and is included as a current liability.

         In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the company and at the end of one year this facility will convert to a five year term loan. At June 30, 2000, this capital purchases line of credit balance was $199,762, included in long term debt.

         In the third quarter 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At June 30, 2000, this term loan facility was unused and available for future use.

         In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and at June 30, 2000, this vehicle line of credit was unused and available for future use.

         All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest at the variable prime rate.

         The Company also has a line of credit with Bank of America in the amount of $500,000. Dickerson Wright and his spouse have personally guaranteed this line of credit. It is an unsecured note that was due in July 2000. The note bears interest at the prime rate. This line of credit is still in place and has had a zero outstanding balance since the end of 1998. The Company does not intend to use this credit facility in the future.

         Management believes that its available cash and cash equivalents as well as cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company's, nevertheless, is currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions. During the remainder of 2000, the Company intends to actively continue its search for acquisitions in order to expand our geographical representation and enhance its technical capabilities.

ACQUISITIONS

         In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. for a total purchase price of $1,200,000 payable for $500,000 in cash, which has been paid on January 3,2000. Additionally, the Company will pay to the seller cash equal to the collections of accounts receivable and work in progress during the six months immediately following the closing date, up to maximum amount of $700,000 of which $150,000 of this amount was paid on April 3, 2000.

         In January 2000, Buena Engineers, Inc., a subsidiary of the Company, entered into an asset purchase agreement with Stewart Environmental, Inc. to purchase substantially all of the assets of Stewart for a purchase price of $60,000 of which $30,000 had been paid thru March 31, 2000.

         In January 2000, San Diego Testing Engineers, Inc., a subsidiary of the Company, purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of $3,000 in cash and 15,000 shares of common stock.

         In February 2000, the Company purchased assets of Intertek Technical Services, which operates under the Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash which has been paid as of February 22,2000.

         In June 2000, the Company acquired the fixed assets of Moore Consulting for a purchase price of $20,000 which has been paid on June 23, 2000.

         The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the assets acquired and is being amortized over a period not exceeding twenty years.

MANAGEMENT INDEBTEDNESS

         At June 30, 2000, the Company had amounts due from the majority stockholder in the amount of $140,863. This amount was evidenced by a non-interest bearing promissory note due in three equal annual installments beginning September 30, 2000.

INFLATION

         Inflation does not currently affect our operations, and we do not expect inflation to affect our operations in the foreseeable future.

BACKLOG

As of June 30, 2000, the Company's backlog has reached approximately $19.4 million. This amount has increased approximately 76% or $8.4 million from $11.0 million at December 31, 1999.

The increase in backlog for the second quarter 2000 can be attributed to the increase in long term contract awards in the public sector along with an increase in commercial sector business. Also contributing to this increase is the ongoing and contracted work associated with the first and second quarter of fiscal 2000 acquisitions of BTC Laboratories, Intertek Technical Services, Stewart Environmental, Sage Engineering and Moore Consulting with increased contract awards noted in the aerospace and communciation business sectors.

YEAR 2000 ISSUE - UPDATE

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

The Company continues to monitor the impact of Year 2000 on its operations, and a contingency plan for critical business applications and continuing project operations is in place in the event unidentified issues cause business disruptions. The Company also continues to monitor the Year 2000 readiness of its clients, suppliers, subcontractors and vendors.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the Company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the Company's distributors or resellers; the Company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the Company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds.

         (a) Not applicable

         (b) Not applicable

         (c) In January 2000, San Diego Testing Engineers, Inc., a subsidiary of the Company, entered into an asset purchase agreement to purchase substantially all the assets of SAGE Engineering, Inc. As part of the consideration for this acquisition, the Company issued 15,000 shares of the Company's common stock to stockholders in SAGE Engineering, Inc. The Company issued these securities under the exemption form registration provided by Section 4 (2) of the Securities Act of 1933.

         (d) The Company's registration statement of Form SB-2 was made effective by the Securities and Exchange Commission of February 23, 1999. We sold 1,000,000 units, each consisting of one share of common stock, $0.01 par value per share, and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. Our managing underwriters were Cardinal Capital Management, Inc. and Janda & Garrington LLC. After deducting the underwriting discounts, commissions and all the offering's expenses, the Company received approximately $4,275,000 from the offering.

As of August 11, 2000, we have used the net proceeds as described in the table below.

===============================================================================
              Use                                               Amount
-------------------------------------------------------------------------------
         Acquisitions                                          $1,495,000
-------------------------------------------------------------------------------
       Repayment of Debt                                       $2,150,000
-------------------------------------------------------------------------------
 Working Capital for Operations                                $  630,000
===============================================================================

Item 4. Submission of Matters to a Vote of Security Holders.

On June 3, 2000, the Company's Annual Meeting of Stockholders was held in Red Bank, New Jersey,for the following purposes:

         (a) The following directors were elected to serve one-year terms to expire at the year 2001 Annual Meeting of Stockholders:

===============================================================================
ELECTION OF DIRECTORS                   FOR           AGAINST           ABSTAIN
-------------------------------------------------------------------------------
Dickerson Wright                     3,188,469           0                500
-------------------------------------------------------------------------------
Gary Elzweig                         3,188,469           0                500
-------------------------------------------------------------------------------
Donald C. Alford                     3,188,469           0                500
-------------------------------------------------------------------------------
Mark Baron                           3,188,469           0                500
-------------------------------------------------------------------------------
Martin B. Lowenthal                  3,188,269           0                700
-------------------------------------------------------------------------------
Joseph Wasilewski                    3,188,469           0                500
-------------------------------------------------------------------------------
Thomas H. Chapman                    3,188,469           0                500
-------------------------------------------------------------------------------
James L. McCumber                    3,188,319           0                650
-------------------------------------------------------------------------------
Robert E. Petersen                   3,188,319           0                650
===============================================================================

         (b) The Stockholders approved the Company's 1999 Stock Incentive Plan, as amended, which authorizes the grant of common stock up to 100,000 shares for award by the Compensation Committee of the Board of Directors.

The total number of votes cast for, against and abstained was 3,178,094; 5,775; and 5,100 respectively.

Item 5. Other Information

         The Board of Directors authorized a stock buyback program for the repurchase of up to 100,000 shares of the Company's common stock on November 2, 1999. The open market transactions are made from time to time in compliance with applicable rules and regulations utilizing corporate earnings, and may be discontinued at any time. Through June 30, 2000, the Company had repurchased 61,065 shares pursuant to this buyback program.

Item 6.             Exhibits and Reports Form 8-K

            a.      Exhibits

            27      Financial Data Schedule
                    (EDGAR version only)

            b.      Reports on Form 8-K

           (1) On April 28, 2000, the Company filed a Form 8-K which disclosed, under Item 4, that it had engaged Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2000. The Board of Directors of the Company decided to change its auditors to Ernst & Young LLP. There were no outstanding issues or disagreements with the previous auditors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. LABORATORIES INC.

Dated: August 11, 2000              /s/ Dickerson Wright
                                    ------------------------
                                    Dickerson Wright, President

Dated: August 11, 2000              /s/ Joseph M. Wasilewski
                                    --------------------------
                                    Joseph M. Wasilewski,
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number
--------------


27                  Financial Data Schedule
                    (EDGAR version only)