Form 10QSB
period 2000-09-30
U S LABORATORIES INC
filed 2000-11-13
CIK 1068891

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____TO____


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X
                                                                     -

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


Class                                        Outstanding as of November 13, 2000
-----                                        -----------------------------------


Common Stock, $0.1 par value per share                     3,201,065


Transitional Small Business Disclosure Format:  Yes_____ No X
                                                           -

                            U.S. Laboratories Inc.


                                     Index





Part I - Financial Information                                       Page
Item 1.  Financial Statements

Consolidated Balance Sheets at
September 30, 2000 (unaudited) and December 31, 1999                   3

Consolidated Statements of Income
For the Nine Months ended September 30, 2000 and 1999 (unaudited)      5
And the Three Months ended September 30, 2000 and 1999 (unaudited)

Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2000 (unaudited)               6

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999 (unaudited)      7

Notes to Consolidated Financial Statements                             9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 16



Part II - Other Information

Item 2. Changes in Securities                                         20

Item 5. Other Information                                             21

Item 6. Exhibits and Reports on Form 8-K                              22

Signatures                                                            23

Exhibits                                                              24


                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999



                                    ASSETS

                                                 September 30,           December 31,
                                                     2000                   1999
                                                     ----                   ----
                                                 (unaudited)
Current assets
Cash and cash equivalents...................       $   515,092            $1,217,527
Accounts receivable, net of allowance for
  doubtful accounts of $607,121 and $209,956,
  respectively..............................         8,324,469             4,783,095
Work-in-progress............................           769,341               329,899
Prepaid expenses and other current
assets......................................           284,127                85,147
Notes receivable-related party,
  current portion...........................            46,905                46,905
                                                   -----------            ----------
         Total current assets...............         9,939,934             6,462,573
Furniture and equipment, net of accumulated
  depreciation of $1,461,659 and $1,077,836,
  respectively..............................         1,726,255             1,102,149
Goodwill, net of accumulated amortization of
  $719,511 and $575,420, respectively.......         2,730,088             1,629,826
Notes receivable-related party, net of
  current portion...........................            93,959                93,809
Other assets................................           393,776               303,420
                                                   -----------            ----------
     Total assets...........................       $14,884,012            $9,591,777
                                                   ===========            ==========

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                   September 30, 2000 and December 31, 1999


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,    December 31,
                                                  2000             1999
                                                  ----             ----
                                               (unaudited)
Current liabilities
   Lines of credit.......................      $ 2,237,231    $    63,641
    Notes payable, current portion.......          356,346        290,075
   Accounts payable......................        1,986,156        736,540
   Accrued liabilities...................          885,313        313,723
   Deferred income taxes.................          478,355        306,203
   Income taxes payable..................          398,275        777,434
                                               -----------    -----------
        Total current liabilities........        6,341,676      2,487,616

   Notes payable, net of current portion.          543,187        508,173
                                               -----------    -----------
        Total liabilities................        6,884,863      2,995,789

Commitments and Contingencies

Stockholders' equity
   Preferred stock,$0.01 par value
     5,000,000 shares authorized
      none issued and outstanding........            -              -
     Common stock,$0.01 par value
     50,000,000 shares authorized
     3,201,065 and 3,200,000 shares
     issued and outstanding, respectively           32,010         32,000
Treasury stock,at cost...................           (4,327)      (114,088)
 Additional paid-in capital..............        5,244,354      5,188,442
   Retained earnings ....................        2,727,112      1,489,634
                                               -----------    -----------
      Total stockholders' equity.........        7,999,149      6,595,988
                                               -----------    -----------
   Total liabilities and stockholders'
     equity..............................      $14,884,012    $ 9,591,777
                                               ===========    ===========


                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
       For the Three Months Ended September 30, 2000 and 1999(unaudited)
       And the Nine Months Ended September 30,2000 and 1999 (unaudited)

                                                      For the Three Months Ended     For the Nine Months Ended
                                                           September 30,                   September 30,
                                                      --------------------------     -------------------------
                                                         2000             1999          2000          1999
                                                      -----------    -----------     -----------    -----------
                                                      (unaudited)    (unaudited)     (unaudited)    (unaudited)
Revenue......................................         $9,517,387      $4,245,299     $25,459,345    $11,230,000
Cost of goods sold...........................          5,614,641       2,147,135      14,589,936      5,698,711
                                                       ---------       ---------      ----------    -----------
Gross profit.................................          3,902,746       2,098,164      10,869,409      5,531,289
                                                       ---------       ---------      ----------    -----------
Selling, general, and
  administrative expenses....................          3,041,263       1,790,362       8,443,943      4,906,210
                                                       ---------       ---------      ----------    -----------
Income from operations.......................            861,483         307,802       2,425,466        625,079
                                                       ---------       ---------      ----------      ---------
Other income (expense)
Interest expense.............................            (77,210)         (6,947)       (204,224)       (75,767)
Interest income..............................                 52          17,059          10,273         57,701
Other, net...................................            (24,146)            776         (46,241)        35,722
                                                       ---------       ---------      ----------      ---------
    Total other income (expense).............           (101,304)         10,888        (240,192)        17,656
Income before provision for income taxes.....            760,179         318,690       2,185,274        642,735

Provision for income taxes...................            329,649         127,476         947,796        257,094
                                                       ---------       ---------      ----------      ---------
Net income...................................            430,530        $191,214      $1,237,478      $ 385,641
                                                       =========       =========      ==========      =========
Basic and diluted income per share...........                .14        $    .06    $        .39      $     .13
                                                       =========       =========      ==========      =========
Weighted average shares outstanding..........          3,201,065       3,200,000       3,201,065      3,003,703
                                                       =========       =========      ==========      =========

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Nine Months Ended September 30, 2000(unaudited)

                                                                                      Additional
                                            Common Stock              Treasury         Paid-In          Retained
                                          Shares     Amount            Stock           Capital          Earnings         Total

 Balance,12/31/99.................    3,200,000      $32,000         $(114,088)       $5,188,442        $1,489,634     $ 6,595,988

 Adjustment to
 balance to
 reflect acquisition
 of subsidiary....................                                                        30,000                            30,000

 Issuance of 20,000
 treasury shares
 for purchase of
 AGS, Inc.........................                                       63,613            16,387                            80,000

 Issuance of 15,000
 treasury shares
 for purchase of
 Sage Engineering,
 Inc..............................                                      50,475             9,525                            60,000

Issuance of common
stock.............................        1,065           10                                                                    10

Purchase of 1,065
shares of treasury
stock, at cost....................                                      (4,327)                                             (4,327)

Net income........................                                                                        1,237,478      1,237,478
                                      ---------     --------          --------        ----------         ----------    -----------
Balance, 9/30/00..................    3,201,065     $ 32,010          $ (4,327)       $5,244,354         $2,727,112    $ 7,999,149
                                      =========     ========          ========        ==========         ==========    ===========





                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                          2000              1900
                                                                          ----              ----
                                                                       (unaudited)       (unaudited)
                                                                        ---------         ---------
Cash flows from operating activities

Net income..........................................................    $1,237,478        $385,641
Adjustments to reconcile net income
to net cash (used in) provided by operating
activities

Amortization of Goodwill............................................       145,175          87,450
Depreciation........................................................       419,250         225,113
Deferred Income Taxes...............................................           800            -

Changes in assets and liabilities, excluding the effects of businesses acquired

Accounts receivable.................................................    (1,434,412)       (326,708)
Work in progress....................................................      (255,361)       (223,642)
Prepaid expenses....................................................      (139,551)       (144,274)
Other assets........................................................       (29,232)        (40,667)
Accounts payable....................................................       741,555        (280,027)
Accrued liabilities.................................................       480,878         355,101
Income tax payable..................................................      (379,159)        140,245
                                                                         ----------       ---------
Net cash provided by operating
 activities.........................................................       787,421         178,232
                                                                         ----------       ---------
Cash flows from investing activities

Purchase of furniture and equipment, net
 of disposals.......................................................      (609,952)       (174,861)
Acquisitions of businesses,net of cash
 acquired...........................................................    (3,097,105)       (184,178)
Note receivable-related party.......................................          (148)           -
                                                                        -----------       ---------
Net cash (used in) investing activities.............................    (3,707,205)       (359,039)
                                                                       ------------      ----------

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

                                                                               For the Nine Months Ended
                                                                                     September 30
                                                                           --------------------------------
                                                                               2000                1999
                                                                           ---------------------------------
                                                                           (unaudited)            (unaudited)
Cash flows from financing activities

  Lines of credit,(net)..............................................       $2,173,590          $(1,877,744)
  Due to stockholders,(net)..........................................             -                (221,976)
  Repayments of notes payable........................................           (7,836)            (428,896)
  Proceeds from the initial stock offering
    net of the deferred offering costs...............................             -               4,785,685
  Issuance of common & treasury stock,
    net of purchases.................................................           51,595                 -
                                                                            ----------          ------------
Net cash provided by
    financing activities.............................................        2,217,349            2,257,069
                                                                            ----------          ------------
Net (decrease) increase in cash......................................         (702,435)           2,076,262

Cash, beginning of period............................................        1,217,527              121,782
                                                                            ----------          ------------
Cash, end of period..................................................       $  515,092          $ 2,198,044


Supplemental disclosures of cash flow
information

Interest paid.......................................................        $  204,224          $    75,767
                                                                            ==========          ===========
Income taxes paid...................................................        $  746,350          $   111,800
                                                                            ==========          ===========

Supplemental Disclosure of Financing Activities:

In the first quarter 2000, the Company issued treasury stock of $114,088 as the initial payment for the purchase of Sage Engineering Inc. and as an installment payment for AGS Inc., purchased in 1999, in accordance with the respective purchase agreements.


                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (unaudited)



NOTE 1 - ORGANIZATION AND BUSINESS

     U.S. Laboratories Inc. and its subsidiaries (collectively the "Company") offers engineering and design services,project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and U.S. government agencies. The Company has facilities in California, New Jersey, Florida, Nevada and Virginia. Readers of this report should refer to additional information in the annual report filed on Form 10K-SB for December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General - Interim Unaudited Financial Information
     -------------------------------------------------

     As contemplated by the Securities and Exchange Commission under Item 310(b) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data is unaudited. However, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results for the interim periods. The Company's interim results are not necessarily indicative of the results to be expected for the full year.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of U.S. Laboratories Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Furniture and Equipment
     -----------------------

     Furniture and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from 3 to 7 years.

     Maintenance, repairs, and minor renewals are expensed as incurred. Expenditures for additions and major improvements are capitalized. Gains and losses on disposals are included as other income (expense) in the statements of income.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                         September 30, 2000 (unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

     Goodwill
     --------
     Goodwill is being amortized over a period not exceeding twenty years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the goodwill to that amount.

     Revenue Recognition
     -------------------
     Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the duration of the contract. Revenue from services is recognized when service has been performed and accepted. At the time losses on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on its contracts.

     The Company records work-in-progress revenue on a percentage of completion method whereby income is recognized by a comparison of the work completed with the total estimate of work to be completed. All work-in-progress is expected to be billed within one year.

     Income Taxes
     ------------
     The Company utilizes Statement of Financial Accounting Standards("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax law and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                         September 30, 2000 (unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fair Value of Financial Instruments
     -----------------------------------
     For certain of the Company's financial instruments, including cash,accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

     Concentrations of Risk
     ----------------------
     The Company provides contract services to construction companies and U.S. government agencies, primarily in California, New Jersey, Florida, Nevada and Virginia. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Net Income Per Share
     --------------------
     For the three months and nine months ended September 30, 1999 and 2000, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     Recently Issued Accounting Pronouncements
     -----------------------------------------
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, this pronouncement is effective for financial statements of fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 as amended to have a material effect, if any, on its interim or annual financial position or results of operations.

     Reclassifications
     -----------------
     The Company has reclassified certain prior year financial statement accounts to conform to current year presentations.

NOTE 3 - CASH AND CASH EQUIVALENTS

     The Company maintains cash deposits at banks located in California, Nevada, Florida, Virginia and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any uninsured losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                         September 30, 2000 (unaudited)



NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:


                                       September 30,     December 31,
                                            2000             1999
                                       ------------     -------------
     Automobiles and trucks..........    $1,336,941      $  963,259
     Furniture and fixtures..........       380,647         319,136
     Office hardware and software....       490,409         168,735
     Machinery and equipment.........       801,230         596,337
     Leasehold improvements..........       178,687         132,518
                                         ----------      ----------
                                          3,187,914       2,179,985
     Less:accumulated depreciation...     1,461,659       1,077,836
                                         ----------      ----------

                  Total..............    $1,726,255      $1,102,149
                                         ==========      ==========

NOTE 5 - LINES OF CREDIT

     In the third quarter 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility as part of its ongoing efforts to ensure appropriate levels of liquidity. At September 30, 2000, this working capital line of credit balance was $2,237,231 and at December 31, 1999 the balance was $63,641.

     In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit is used for equipment purchases of the Company and at the end of one year this facility will convert to a five year term loan. At September 30, 2000, this capital purchases term loan balance was $196,432; included in long term debt was $157,146 and $39,286 was included as short term debt.

     In the third quarter 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At September 30, 2000, this term loan facility was unused and available for future use.

     In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and at September 30, 2000, this vehicle line of credit was unused and available for future use.

     All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest at the variable prime rate.

     The company had a line of credit with Bank of America in the amount of $500,000. The Company's majority shareholder and his spouse have personally guaranteed any borrowings against this line of credit. It was an unsecurred note that was due in July, 2000 and has expired. The Company does not intend to use this credit facility in the future.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                         September 30, 2000 (unaudited)


NOTE 6 - NOTES PAYABLE

     Notes payable consisted of the following:

                                                         September 30,      December 31,
                                                             2000                1999
                                                             ----                ----
Acquisitions Notes

     Note payable to stockholder of Wyman
       Enterprises,Inc. The amount is
       to be paid in two annual installments
       of $75,000 beginning March 25, 2001..............    $150,000           $225,000

     Note payable to stockholder of Advanced
       Geo Materials Inc. The amount is to be
       paid in installments commencing
       October 15, 2000.................................      89,504            157,325

     Note payable to stockholders of BTC Associates,
       Inc.The amount is to be paid on
       October 15, 2000.................................       3,433                  -

     Note payable to stockholders of Sage Engineering
       Inc.in connection with the acquisition.
       The amount is to be paid in installments
       commencing February 1, 2001......................      46,775                  -

     Other Notes

     Notes payable to various motor credit
       corporations, collateralized by
       applicable equipment. Monthly payments
       includes interest ranging from
       7.75% to 13.5% per annum.........................     413,389            415,923

     Note payable to Bank of America
       in connection with the purchase
       of equipment. The amount is to be
       paid on starting September 30, 2000..............     196,432                  -

     Less:current portion...............................     356,346            290,075
                                                            --------          ---------

     Long term portion..................................    $543,187           $508,173


Unless stated otherwise, notes payable bear interest at the prime rate at the date of acquisition which range from 8% to 9%.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Due from Stockholder

     At September 30, 2000 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment and is non-interest bearing. At December 31, 1999 the amount was $140,714.

     On November 30, 1999, the Company entered into a stock purchase agreement with a related party to purchase all of the issued and outstanding shares of capital stock of the Building Department Inc. for a purchase price of $30,000 in cash which was paid in 1999 and an additional payment of $63,000 paid in the first quarter, 2000.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                         September 30, 2000 (unaudited)


NOTE 8 - STOCK OPTION PLAN

     In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the"Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Bard of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to bring the total number of shares reserved to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Bard of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. In September 2000, the Company had 696,950 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 575,280 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

NOTE 9 - WARRANTS

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

NOTE 10 - INITIAL PUBLIC OFFERING

     On February 23, 1999, The Company completed an initial public offering that raised net cash of $4,825,000 in the first quarter, 1999. The Company sold 1,000,000 shares of common stock, which represented 31% of the post-offering common stock, in the offering. A part of the proceeds of the offering was used to retire debt in the approximate amount of $2,150,000.

NOTE 11 - ACQUISITIONS

     In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. The Company recorded goodwill of $609,380 in connection with this acquisition.

     During January 2000, Buena Engineers Inc., a subsidiary of the Company, entered into an asset agreement with Stewart Environmental Inc. to purchase substantially all its assets for a purchase price of $60,000, of which $30,000 was paid. In September 2000, the Company and the previous owner of Stewart Environmental Inc., entered into a repurchase agreement. The previous owner has agreed to repay to the Company the $30,000 in installments which had been previously paid by the Company and to forgive the $30,000 balance still owed by the Company to the previous owner. The first installment was received in October, 2000.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        September 30, 2000 (unaudited)


NOTE 11 - ACQUISITIONS (continued)

     In January 2000, the Company, purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of approximately $110,000 which includes 15,000 shares of the Company's common stock. The Company recorded goodwill of $35,145 in connection with this acquisition.

     In February 2000, the Company purchased substantially all of the assets of Intertek Technical Services, which will operate under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000. The Company recorded goodwill of $405,196 in connection with this acquisition.

     In June 2000, the Company acquired certain assets of Moore Consulting for a purchase price of $20,000, which was paid on June 23, 2000. The Company recorded no goodwill in connection with this acquisition.

     The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the net assets acquired, and is being amortized over periods not exceeding twenty years.

NOTE 12 - INCOME TAXES

     The Company has amended its previously filed 1996, 1997 and 1998 federal tax returns during the third quarter, 2000 to apply for Research and Development Credits (R&D) available to the Company. The Company expects to file amended state tax returns in the fourth quarter, 2000 and apply for R&D Credits at the state level in the states where the Company performed its services from 1996 thru 1998.

     The Company has also applied for R&D Credits for 1999 with the filing of its 1999 federal tax return during the third quarter, 2000 and is in the process of amending its 1999 state tax returns in the states where the Company performed its services in 1999.

     The Company anticipates a reduction in its overall effective tax rates as a result of R&D Credits and will record the impact through the provision for income taxes when the Internal Revenue Service and the various states accept the filings.

NOTE 13 - SEGMENT DISCLOSURE

     The Company has adopted Statement of Financial Accounting Standards No. 131-Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 supercedes Statement of Financial Accounting Standards No. 14 - Financial Reporting for Segments of a Business Enterprise ("SFAS 14"). SFAS 131 replaces the "industry approach" definition of "segment" that was promulgated by SFAS 14 with the "management approach" to identify an entity's reportable segments. Under the management approach, an entity's reportable segments are determined by the internal organization used by the entity's management for making operating decisions and assessing performance. The Company's business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States. In accordance with the provisions of SFAS 131, the Company has concluded that its operations may be aggregated into one reportable segment for purposes of this disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

          Nine Months Ended September 30, 2000 and 1999 and the three months ended September 30, 2000 and 1999.

     Revenue. Revenue for the nine months ended September 30, 2000 was $25,459,345, an increase of 127% over the same period in 1999. The increase was due to growth from internal operations of $7,164,562 and to acquisitions of $7,064,783. The Company experienced an internal growth rate of approximately 64%, with the remaining 63% attributed to the expansion of operations through the acquisition of several engineering consulting services companies in the first and second quarters of 2000. For the three months ended September 30, 2000, the Company experienced revenues of $9,517,387 which represents an increase of 124% over the comparable three months period ended September 30, 1999. The Company increased its revenues through internal growth, the results of earlier acquisitions and an influx of major contracts primarily in the New Jersey, California and Virginia operations of the Company.

     Gross Profit. Gross profit for the nine months ended September 30, 2000 was $10,869,409, an increase of 97% over the same period in 1999. This increase in gross profit was due primarily to the increase in revenues described above. For the three months ended September 30, 2000, the Company experienced gross profit of $3,902,746 which represents an increase of $1,804,582 or 86% over the comparable three month period ended September 30, 1999. This increase is due primarily to the added businesses from past acquisitions. Particularly, the Unitek Technical Services Inc. business is primarily a high volume, low gross margin business as compared to the Company's core inspection/testing business, and as a result the gross margins declined to 41.0% from the third quarter 2000 a decrease of 8.4% over the comparable three months ended September 30, 1999. Unitek was acquired in February 2000.

     Income Before Provision for Income Taxes. Income before provision for income taxes for the nine months ended September 30, 2000 was $2,185,274, an increase of 240% over the same period in 1999. The profit increased due to the completion of four acquisitions in the first and second quarters of 2000, while selling, general and administrative ("SG&A") expenses decreased as a percentage of revenues. For the three months ended September 30, 2000, the Company experienced income before provision for taxes of $760,179, an increase of $441,489 or 139% over the comparable three month period ended September 30, 1999. In the third quarter, 2000 the Company received a favorable outcome of a $95,000 provision for 1998 penalties imposed by the IRS. This amount reduced SG&A expenses in the third quarter, 2000, which had been previously recorded in the second quarter, 2000.

     For the three months ended September 30, 2000, the SG&A expenses for the Company increased by $1,250,901 over the comparable three month period ending September 30, 1999. This increase is primarily due to increased travel costs for the mergers and acquisitions department and additional management personnel required to manage the additional four acquisitions made in the first six months of year 2000.

     On a percentage basis the SG&A expenses decreased as a percentage of revenue to 32% in the three month period ending September 30, 2000, from 42% in the comparable three month period ended September 30, 1999.

     Interest Expense. Interest expense was $204,224 for the nine months ended September 30,2000,an increase of 170% over the same period in 1999. This increase was due primarily to funding the cost of acquiring four companies in the first and second quarters of 2000 whereas previously the Company had used approximately $1,500,000 of the net proceeds from its initial public offering to fund acquisitions. For the three months ended September 30, 2000 the Company interest expense increased by $70,263 over the comparable period in the three months ended September 30, 1999 for the same reasons mentioned above.

     Net Income. Net income for the nine months ended September 30,2000 was $1,237,478, an increase of 221% over the same period in 1999. The increase in net income was primarily due to the inclusion of the results of operations for the four acquisitions made in the first and second quarters of 2000 and the decrease as a percentage of revenue in selling, general and administrative expenses. For the three months ended September 30, 2000, the Company experienced an increase of net income of $239,316 or 125% over the three month comparable period ending September 30, 1999. The combined effective tax rate for the three months and nine month periods ending September 30, 2000 was 43.4% whereas the combined effective tax rate for the three months and nine months periods ending September 30, 1999 was 40%.

     As mentioned above, the SG&A expenses decreased to 32.0% as a percentage of revenue in the three months ending September 30, 2000 from 42.1% in the comparable three month period September 30, 1999 which is due primarily to the decentralized management approach of the Company's operations which was also a contributing factor to the increase in net income.

Liquidity and Capital Resources

     During the nine months ended September 30, 2000, the Company's net cash used in operating activities was $787,421, a increase of 342% over the same period in 1999, primarily due to the profitability of the Company during the summer months and several large projects which started in the second quarter of fiscal 2000 and which were billed in the third quarter, 2000.

     In the third quarter 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility as part of the Company's ongoing efforts to ensure appropriate levels of liquidity. At September 30, 2000, this working capital line of credit balance was $2,237,231, and is included as a current liability.

     In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit was used for equipment purchases of the company and at the end of August, 2000 this facility converted to a five year term loan. At September 30, 2000, the balance was $196,432, with $157,146 treated as long term debt and $39,286 treated as short term debt.

     In the third quarter 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At September 30, 2000, and December 31, 1999 this term loan facility was unused and available for future use.

     In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and at September 30, 2000, this vehicle line of credit was unused and available for future use.

     All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest at the variable prime rate.

     Management believes that its available cash and cash equivalents as well as cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company, nevertheless, is currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions. During the remainder of 2000, the Company intends to actively continue its search for acquisitions in order to expand its geographical representation and enhance its technical capabilities.

Acquisitions


     In January 2000, the Company entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. The Company recorded goodwill of $609,380 in connection with this acquisition.

     During January 2000, Buena Engineers Inc., a subsidiary of the Company, entered into an asset agreement with Stewart Environmental Inc. to purchase substantially all of its assets for a purchase price of $60,000, of which $30,000 was paid.In September 2000, the Company and the previous owner of Stewart Environmental, Inc., entered into a repurchase agreement. The previous owner has agreed to repay to the Company the $30,000 in installments, which had been previously paid by the Company and to forgive the $30,000 balance still owed by the Company to the previous owner. The first installment was received in October 2000.

     In January 2000, the Company, purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of approximately $110,000 which includes 15,000 shares of common stock.

     In February 2000, the Company purchased assets of Intertek Technical Services, which operates under the Unitek Technical Services, Inc., for a total purchase price of $1,650,000 in cash which has been paid as of February 22, 2000.

     In June 2000, the Company acquired certain assets of Moore Consulting for a purchase price of $20,000, which was paid on June 23, 2000.

     The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the net assets acquired over a period of twenty years.

Management Indebtedness

     At September 30, 2000 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment and is non interest bearing.

Inflation

     Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

     As of September 30, 2000, the Company's backlog has reached approximately $23.6 million. This amount has increased approximately 115% or $12.6 million from $11.0 million at December 31, 1999.

     The increase in backlog for the third quarter, 2000 can be attributed to internal growth from new projects in the New Jersey, California and Nevada offices and new contracts and renewals in the public sector. Also contributing to this increase were backlog contributions from the acquisitions of BTC Laboratories, Inc. and Unitek Technical Services, Inc. in the first quarter, 2000 and Sage Engineering and Moore Consulting in the second quarter, 2000.

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

                                    Part II

Item 2.   Changes in Securities.

          (a)  Not applicable

          (b)  Not applicable

          (c) In January 2000, San Diego Testing Engineers, Inc., a subsidiary of the Company, entered into an asset purchase agreement to purchase substantially all the assets of SAGE Engineering, Inc. As part of the consideration for this acquisition, the Company issued 15,000 shares of the Company's common stock to stockholders in SAGE Engineering, Inc. The Company issued these securities under the exemption from registration provided by
Section 4 (2) of the Securities Act of 1933.

Item 5.   Other Information

     The Board of Directors authorized a stock buyback program for the repurchase of up to 100,000 shares of the Company's common stock on November 2, 1999.The open market transactions are made from time to time in compliance with applicable rules and regulations utilizing corporate earnings, and may be discontinued at any time. Through September 30, 2000, the Company had repurchased a total of 61,065 shares pursuant to this buyback program.

     In January 2000, Buena Engineers Inc., a subsidiary of the Company, entered into an asset agreement with Stewart Environmental Inc. to purchase substantially all of its assets for a purchase price of $60,000, of which $30,000 was paid. In September 2000, the Company and Keith Stewart, the previous owner of Stewart Environmental, Inc. entered into a repurchase agreement. Keith Stewart has agreed to repay to the Company the $30,000 in installments which had been previously paid by the Company and to forgive the $30,000 balance still owed by the Company to the previous owner. The first installment was received in October, 2000.

Item 6.   Exhibits and Reports Form 8-K

          a.   Exhibits

          10.l Employment Agreement with Joseph M. Wasilewski.

          27   Financial Data Schedule

          b.   Reports on Form 8-K

          (1) On October 2, 2000, the Company filed a Form 8-K(A) which provided the required pro-forma financial information on the combined effect of the Company's acquisition of Unitek Technical Services, Inc.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                U.S. Laboratories Inc.



Dated: November 13, 2000        /s/ Dickerson Wright
                                --------------------
                                Dickerson Wright, President



Dated: November 13, 2000        /s/ Joseph M. Wasilewski
                                -------------------------
                                Joseph M. Wasilewski,
                                Vice President and Chief Financial Officer

                                 Exhibit Index



Exhibit Number
--------------

10.1      Employment Agreement with Joseph M. Wasilewski.

27        Financial Data Schedule