Form 10KSB40
period 2000-12-31
U S LABORATORIES INC
filed 2001-04-02
CIK 1068891

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

Commission file number: 0-25339

                            U. S. Laboratories Inc.
                (Name of small business issuer in its charter)

                Delaware                                          33-0586167
                --------                                          ----------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
             organization)

7895 Convoy Court, Suite 18, San Diego, California                    92111
-----------------------------------------------------                 -----
      (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:   (858) 715-5800

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of class)

                   Redeemable Common Stock Purchase Warrants
                   -----------------------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                                                       -

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [X]

Issuer's revenues for its most recent fiscal year: $35,188,391

Aggregate market value of voting stock held by non-affiliates of the issuer as of March 15, 2001: $4,000,000

Number of shares of common stock, no par value, outstanding on March 15, 2001:
3,301,065

Transitional Small Business Disclosure Format:  Yes ____   No  X
                                                              ---

                      DOCUMENTS INCORPORATED BY REFERENCE

                            U.S. LABORATORIES INC.

                                Index to Annual
                             Report on Form 10-KSB
                  For The Fiscal Year Ended December 31, 2000

                                                                                                                            Page
PART I      ...............................................................................................................    1
Item 1.     Description of Business........................................................................................    1
Item 2      Description of Properties......................................................................................   10
Item 3.     Legal Proceedings..............................................................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders............................................................   11

PART II     ...............................................................................................................   11
Item 5.     Market for Common Equity and Related Stockholder Matters.......................................................   11
Item 6.     Management's Discussion and Analysis of Financial Statements and Results of Operations.........................   12
Item 7      Financial Statements...........................................................................................   15
Item 8.     Changes In and Disagreements With Accountants On Accounting and Financial Disclosure...........................   15

PART III    ...............................................................................................................   16
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act   16
Item 10.    Executive Compensation.........................................................................................   19
Item 11.    Security Ownership of Certain Beneficial Owners and Management.................................................   21
Item 12.    Certain Relationships and Related Transactions.................................................................   22
Item 13.    Exhibits and Reports on Form 8-K...............................................................................   22

                                    PART I
                                    ------

Item 1.   Business

Overview

     U.S. Laboratories Inc. is a Delaware corporation formed in October 1993 to offer quality construction control services from conception to completion of a building project in order to verify that the project conforms to construction specifications. We analyze the soil that will be built upon to determine whether it can hold the proposed structure. We also analyze the structural strength of the concrete, masonry, and steel materials to be used during construction. We use universally recognized testing procedures and laboratory equipment to perform the analyses, and all construction in the field is verified by our licensed inspectors, who are our employees. Our projects involve a broad range of construction, including high-rises, low-rises, shopping centers, residential structures, schools, hospitals, bridges, tunnels, highways, stadiums, airports, military facilities, and many other types of public and private improvements. We work for governmental agencies, real estate developers, general contractors, school districts, and other types of landowners.

Description of Engineering Services

     Our service to clients begins before an actual construction project commences. We evaluate construction sites, building plans, and designs to assure compliance with the approved construction documents for the proposed facility. Our licensed engineers perform structural evaluations with a licensed engineer from the project. We assess the building site by testing the soil and the materials to be used in the project. In addition, we evaluate the impact of the proposed facility on the environment. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation and building foundations. We provide these services on an integrated start to finish basis designed to guide clients through each phase of a construction project. We become an integral part of the client's project team, offer comprehensive quality control programs, and create value by delivering quality control and problem solving in a cost-effective manner to meet clients' time and budget requirements.

     When construction commences, we begin onsite consulting by monitoring construction quality. We visually inspect each phase of the construction project, including excavation, foundations, structural framing, mechanical heating and air conditioning systems, electrical systems, underground utilities, and roofing. Where applicable, we may use additional methods to test materials and work quality. Testing of the metals, concrete, and other materials used in construction continues through each phase of the project. We are comprehensively involved during the construction phase to assure compliance with the design specifications and to monitor the overall quality of work.

     During construction, we actively maintain contact with our clients' managers. If problems are detected or anticipated, we assist clients in determining appropriate, cost effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for the client. We also perform final inspections to determine the moisture resistance of windows, doors, foundations, and roofing. After construction, we offer periodic building inspection services to ensure that the building is being maintained in accordance with applicable building codes and other local ordinances to maximize the life of the project. We may also perform indoor air and water quality tests during this period.

     Construction Materials Testing and Engineering Services. We provide testing of concrete and steel materials to be used in the construction project, as well as related engineering services. From the preconstruction stage of evaluating materials to the completion of the project, our range of services supporting construction projects includes quality assurance and quality control, construction specifications, test evaluations, materials performance documentation and problem solving. We conduct these services in our laboratories, in the fabrication plant and at the construction site prior to and during construction.

     Our expertise in these areas provides valuable assistance to clients in the construction of major buildings of all types and sizes including industrial, office, retail, medical, school, military, and governmental, as well as the construction of highways, railroads, dams, bridges, transmission towers, airports runways, water supply facilities, wastewater treatment facilities, dock and waterway facilities, solid waste landfills, power plants, and many other structures. Our clients include architects, engineers, contractors, commercial developers, local, state, and federal governmental agencies, corporations, and other real estates users and owners.

     We provide testing of construction materials through proven systematic methods and procedures of quality control management. We customize project work to meet our clients' specific needs. Concrete is tested during and after placement to measure its consistency and strength. Architects or engineers develop specifications for the design of the structure or foundation, and we verify them during construction. We also test steel structures for compliance with project plans and codes. While many steel tests and inspections are performed at the project site, tests and inspections are also done at the steel fabrication plant, where the process can be monitored and imperfections can be corrected before shipment to the project. In addition, we collect concrete and steel samples in the field and transport them to our local laboratory for analysis.

     We deliver materials testing services on-site for the duration of a construction project, giving us a competitive advantage over other providers. Field representatives are deployed to the job site from the nearest area office providing these services. Typically, a 100-mile radius is the maximum economically feasible distance for providing these services. Therefore, we only provide these services in areas with construction activities to support the necessary operational resources. Periodically, temporary field offices are established to accommodate large projects.

     All our field personnel work directly under the supervision of licensed civil/geotechnical engineers. These engineers actively participate in the American Society of Civil Engineers, the American Council of Independent Laboratories, the American Public Works Association and other similar professional groups in order to remain current with changes in the industry. As members of the International Conference of Building Officials, our personnel receive notification of all code changes in the areas in which we do business. Field personnel must maintain and periodically renew licenses in their respective areas of inspection. All laboratories are inspected biannually by the Cement and Concrete Reference Laboratory ("CCRL") of the National Institute of Standards and Measures. Additionally, our laboratories participate in proficiency programs conducted by CCRL and the American Association of State Highway & Transportation Officials.

     Infrastructure Engineering Services. Inspection and testing services are provided to support the planning and construction of various elements of transportation infrastructure including highways, bridges, piers, tunnels, airports and other similar structures; dams, drainage basins and storm water facilities; waste treatment facilities; and utility transfer systems. Our laboratories in California and New Jersey have been certified by the American Association of State Highway & Transportation Officials. Infrastructure engineering services are not only provided on the local level by our operating units, but also through the national inspection network under the direction of our recently acquired subsidiary, Unitek Technical Services, Inc., and we are beginning to market these same services on a national basis. We believe that demand for these services will increase in the future as the country repairs its deteriorating infrastructure and as funding continues as a result of Congress' TEA-21 program authorizing approximately $200 billion for highway and infrastructure improvements. However, there can be no assurance that there will be a continued high level of funding in the future.

     Geotechnical Engineering and Consulting Services. Our geotechnical engineering and consulting services involve the analysis of soil data and design of structures supported on or within the earth. Geotechnical services begin with the project planning and design phase of a project, extend through construction and often continue through the service life of a structure. Geotechnical engineers, geologists and earth scientists conduct tests on the soil, rock, and groundwater to determine whether sites are suitable for the proposed new construction. Our professionals have expertise in soil and rock mechanics, geophysics and earthquake engineering. The design of a subsurface program requires familiarity with local geology and a thorough knowledge of economical construction methods. Our offices are staffed by professionals with local expertise in a wide variety of soil conditions.

     Soil tests are performed to determine soil compaction characteristics both before foundation design and after excavation or soil placement have taken place. The purpose of these tests is to determine the stability and load-bearing characteristics of a soil before, during and after construction. We use the expertise of our geotechnical engineers, geologists, and experienced field drilling personnel to design a field exploratory program. The field data and samples are brought to our soil laboratories for testing and evaluation. The information obtained during the field exploration and laboratory testing is used to provide the client with cost-effective designs for high-rise building foundations, site improvements, tunnels, dams, manufacturing facilities, landfills, bridges and many other structures. We also provide specific recommendations to avoid delays and cost overruns during construction, particularly in the weather-dependent site preparation phase of a project. An engineering report is prepared under the direction and review of a licensed professional engineer familiar with the particular geological conditions and engineering requirements for the project.

Other Services and Products

     In addition to the core services described above, we maintain specialized services that can be integrated with the overall needs of our clients. These additional services are in keeping with our overall business strategy of building and maintaining client relationships while adjusting to the market demand for professional services. We have either developed these services through internal growth within the last five years or obtained then through recent acquisitions. The following is a description of some of the non-core services we offer to complement our core business.

     Building Condition Surveys. As part of our integrated service strategy for commercial and industrial clients, we offer building condition surveys. Building condition surveys involve an evaluation of the facility's heating, ventilation and lighting systems, water services, roofing system and structural and/or architectural construction. This service is frequently associated with the purchase of real estate where the purchaser requires an evaluation of a property's operation and maintenance deficiencies prior to closing. These services are integrated with our other commercial and industrial project services such as Phase I and Phase II environmental assessments, asbestos assessment and indoor air quality consulting. We provide this service on a national basis from all our core business locations. We typically charge a lump sum fee for these services.

     Construction Administrative Services. Our services also include construction administrative services. These services range from acting as the client's field representative during construction to overall responsibility for the project's quality standards. The client representative assures that the construction is done according to the plans and specifications developed by the architect or the engineer. These services are typically billed on daily rates or hourly rates plus expense reimbursement.

     An example of a project in which these services will be utilized is detailed in a recent long-term contract to act as the Orange County, Florida school district's field representative for all of its new construction and building maintenance. In the case of this school district, which encompasses the entire city of Orlando, we act in a capacity similar to a building department: reviewing plans, conducting inspections and certifying compliance with the relevant federal, state and local codes.

     Environmental Assessment Services. The majority of our project activities within this segment focus on identifying potential environmental hazards and risk exposures. We provide environmental consulting services to corporate and governmental clients. Many of these clients are large regional and national corporations with multi-site consulting needs. Client relationships and quality of service largely determine the market for these services. We have made it a corporate goal to expand our environmental services into high need areas such as water resources and waste water treatment.

     Quality, Procurement, and Technical Services. With the acquisition of what is now a wholly owned subsidiary, Unitek Technical Services, Inc., we now have the capability to provide quality control services on a national and international basis to technical manufacturing companies. We are able to identify, solve, mitigate and otherwise prevent problems that stem from or lead to supplier and in-house defects, process malfunctions or delivery errors. The services provided include source inspections, production monitoring, test engineering, ISO 9000 qualification, market research and training. Unitek coordinates a network of 4,000 technical specialists, who are "on call" as needed, qualified to provide supplier surveillance all over the world to companies such as Lockheed Martin, Wang, General Dynamics, Parker Hannifin, and Hamilton Sunstrand.

Business Strategy and Current Year Developments

     Our strategic goal is to be a leading provider of construction materials testing and engineering services, geotechnical engineering and consulting services and infrastructure engineering services through the consolidation of independent companies and internal growth. We feel that achieving a healthy balance between growth by acquisition and internal growth is critically important to our continued success. We plan to achieve our business objectives through continued strategic acquisitions, the establishment of an energy division, our emphasis on procuring premium national accounts, expansion of infrastructure engineering services, the balance of public sector and private industry clients, expansion of our environmental services and the expansion into additional domestic markets. Our newly acquired subsidiary, Unitek Technical Services, Inc., with its national operation capacity, provides an overlay and common link for our regional subsidiaries.

     Pursue Strategic Acquisitions. We believe that the industry for engineering services is fragmented and that there are opportunities to acquire local engineering services companies. We estimate that there are 3,500 companies in the United States whose businesses are competitive to ours. We believe our expertise in identifying, completing and integrating acquisitions provides us with a competitive advantage in entering new geographical markets. We plan to apply our expertise in assimilating acquired companies' personnel and branch operations into our existing infrastructure and expanding acquired companies' service and product offerings to existing clients. We further believe that our existing infrastructure provides a platform for `tuck in acquisitions' of regional and local companies. A `tuck in acquisition' is one in which we integrate the acquisition with our existing regional management. There can be no assurance, however, that we will be able to continue to locate attractive companies or that if located, we will be able to acquire them on terms satisfactory to us.

     In analyzing new acquisition opportunities, we normally pursue acquisitions that either provide the critical mass to function as a profitable, stand-alone operation, or are geographically situated such that they can be integrated into our existing locations. If we acquire a stand-alone operation, it must possess an experienced management team thoroughly committed to going forward with us. We also must identify how the profitability of a new acquisition can be improved as part of our operations through the integration of the new personnel into our management systems as well as the expansion of the service and product offerings to existing clients. We believe we can improve the operations of our acquisitions by providing superior marketing and sales support, customer service, cash management, financial controls, and human resources support. In addition, we have found that our ability to cross-market our other services to existing clients of newly acquired companies has been successful in increasing the newly acquired companies' operations.

     Since 1993, we have implemented a strategy of establishing a national infrastructure of branch office locations and diversifying our service offerings. We currently operate facilities serving San Diego, Riverside, San Bernardino, Orange, Ventura and Los Angeles counties in Southern California; Las Vegas, Nevada and the surrounding area; the New York City metropolitan area and northern New Jersey; Atlantic City and central New Jersey; Philadelphia and southwest New Jersey; Fairfax County, Washington D.C. Area, Virginia; Miami, Fort Lauderdale, Palm Beach, Jupiter, Ft. Myers/Naples and Orlando, Florida; Seattle, Washington; and Houston, Texas.

     Prior to 1999, we completed a total of five acquisitions; during 1999 we successfully completed an additional three acquisitions, and in the year 2000 we completed another six acquisitions. Even with our high number of acquisitions, we were successful in maintaining a healthy balance between growth by acquisition and internal growth. In fact, revenue growth between 1999 and 2000 represented growth of 115%, of which 54% came from internal growth and 61% from acquisitions.

     In January 2000, we entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. for a purchase price of $1,200,000. We recorded goodwill of $609,380 in connection with this acquisition.

     During January 2000, we purchased substantially all of the assets of Stewart Environmental, Inc. for a purchase price of $60,000. In September 2000, we and the previous owner of Stewart Environmental, Inc., entered into a repurchase agreement for the same amount. At the end of December 2000, the remaining balance due us was $13,333.

     In January 2000, we purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of approximately $110,000, which includes 15,000 shares of common stock. We recorded goodwill of $35,145 in connection with this acquisition.

     In February 2000, we purchased substantially all the assets of Intertek Technical Services, Inc. which now operates under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000. We recorded goodwill of $169,167 in connection with this acquisition.

     In June 2000, we acquired substantially all the assets of Moore Consulting for a purchase price of $20,000, which we paid in cash on June 23, 2000. We recorded no goodwill in connection with this acquisition.

     In November 2000, we entered into a stock purchase agreement to purchase all the outstanding shares of Earth Consultants Inc. for a purchase price of $1,600,000, which included 100,000 shares of our common stock. We recorded goodwill of $1,147,000 in connection with this acquisition.

     Establishment of Energy Division. With the establishment of an energy division we are coordinating and expanding our services to the utility industry, especially along the West Coast. Our 50-year management experience of supporting California utilities and energy producers uniquely qualifies us to serve the utility industry and help it meet the current energy demands. Typical services provided include inspections and testing for new facility construction, retrofits, and power transmission projects. In California, recent contracts were agreed to with Pacific Gas & Electric for two new peaking plants and the University of California for a central plant cogeneration facility. Other long time energy clients include Sempra Energy and Southern California Edison.

     Target Premium National Accounts. As a result of our acquisition strategy, we expanded our service offerings and client base. This has resulted in our ability to attract premium national accounts such as Home Depot, Marriott, Target, Wal-Mart, Disney, and Nordstrom. We expect these opportunities to continue.

     Increase Infrastructure Accounts. The successful implementation of strategies designed to increase service offerings has resulted in our ability to capitalize on certain high-growth market opportunities. We believe that we are well positioned, especially in light of our acquisition of Unitek and its nation-wide staffing capabilities, to take advantage of the approximately $200 billion authorized under the TEA-21 for highway construction and related services. However, we have no guaranty that we will secure contracts funded by the TEA-21.

     Balance Public Sector and Private Industry Services. We continue to successfully maintain a balance between business from the public sector and private industry clients. The private industry sector allows us to take advantage of increases in private construction during times of economic expansion. The public sector clients provide us a continued revenue source during times of economic slowing because public sector projects are not as sensitive to downturns in the economy as private industry projects.

     Expansion of Environmental Services. We will continue to explore ways to expand our environmental services. Such expansion would augment the services we already provide as well as diversify our business. The year 2000 was a record-setting year for mergers and acquisitions in the environmental industry, and in 2001 we plan to become more active in this arena.

     Expand Geographical Markets. Currently, we operate in six different geographical areas, and we plan to operate in as many as ten different geographical areas in the next several years. We believe that through expansion we will be able to increase revenues while incurring minimal costs. We believe that one key executive can efficiently manage an operation with approximately $10 million in annual sales. Additionally, as each operating division grows, it will continue to reduce overhead as a percentage of sales. Further, because we provide ancillary administrative support necessary to run each division, our division-level executives are encouraged to manage these operations in a decentralized fashion, allowing them to react to regional business practices and traditions. During 2000, we targeted the West Coast and the Mid-Atlantic regions for immediate expansion and were successful in expanding in these areas. For 2001, we continue to be focused on the two coasts, but also plan to explore opportunities within the nation's midsection.

Contractual Arrangements

     We often provide services for our major clients under arrangements involving continuing service agreements. These arrangements are usually on a time-and-materials, cost-plus-fixed-fee, or a fixed-price basis, and are usually terminable on advance notice by either party. In 2000, approximately 60% of our projects were on a time-and-materials basis, under which we billed our clients at fixed hourly rates plus expenses for subcontracted services and materials used. In 2000, an additional 25% of our work was performed under cost-plus-fixed-fee agreements, under which we and the client agreed to a budgeted contract, with the client covering overruns and receiving credit for any savings realized under budget.

     Fixed-price arrangements, under which we perform a stated service for a set price, regardless of the time and materials cost involved, represented approximately 15% of our business in 2000. This percentage may significantly change in the future. Although this type of contract carries the risk that the cost to us for performing the agreed-upon services may exceed the set price, a fixed-price also has the benefit of potentially higher profit created by savings under the contract amount. With military projects, we have used fixed-price contracts very successfully where very detailed project plans and specifications are available. When quoting a fixed-price contract, our marketing personnel provide detailed breakdowns of all phases of the work specified, including man-hours, tests, and construction schedule assumptions. The fixed-price contract is thus based upon a clearly defined scope of work and contract duration. During the course of the project this scope of work and contract duration is constantly monitored, and any expansion of the scope of work or contract duration is billed as an extra under the contract.

     We have undertaken, and may undertake in the future, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates or both. Unsatisfactory performance or unanticipated difficulties in completing these projects may result in client dissatisfaction and a reduction in payment to us or payment of damages by us to our clients or other persons. Either of these results could have a material adverse effect on our financial condition or our results of operations. Certain contracts involving government agencies are priced at cost or agreed-upon labor rates plus overhead. Our overhead rates are subject to audit and could result in price reductions associated with disallowed overhead costs or methods used to derive overhead rates.

Marketing and Sales

     We provide our professional consulting, engineering, and testing services in the construction industry to Fortune 500 companies, Engineering News-Record top 400 contractors and construction engineering firms, small companies, real estate property owners and managers and federal, state, and local governments. Our contracts are obtained by our sales staff through relationship building followed by proposals and bidding. The current sales staff consists of one to two sales representatives in each of our locations, with estimators and clerical staff backing up these sales personnel. Referrals from existing and former clients, architects, and engineers are significant sources of contract leads. Clients are often interested in more than one of our services. We have been able to sell construction materials testing and engineering services, geotechnical services, and environmental services to the same clients.

     We presently market our services through our subsidiaries. Direct marketing is accomplished by technical sales representatives, technical personnel, and management personnel who routinely call on prospective clients. We also utilize government and industry publications to identify potential services and requests for project proposals and submission of competitive bids.

     Recent trends in the engineering and consulting market require that a service provider commit considerable resources to maintaining and developing client relationships. This shift from project-specific to long-term client relationship partnering requires a service provider to dedicate both technical and marketing resources to tailoring services for a client. It also requires the provider to maintain a broad range of responsive, quality services. The rewards of this client relationship partnering and quality, service-focused programs are continued revenues from repeat customers and, in many instances, sole-source solicitation and the awarding of work to the firm.

Key Clients and Projects

     Our services and products are applicable to a full range of business, manufacturing, institutional, and governmental sectors. However, based on demand for our services, existing relationships, and revenue generation potential, we target real estate management and development firms, large general contracting firms, large construction management firms, national corporate owners/users, state transportation agencies, municipalities, public school systems, public housing authorities and the U.S. Department of Defense as key client sectors for development.

     Our client list is comprised of hundreds of different customers. We serve the private commercial market, the public sector, and a variety of public interest or non-profit organizations. In 2000, no single customer accounted for more than 5% of our revenues. The following is a representative list of our clients.

                      Private Commercial Clients/Projects
                      -----------------------------------

                Wal-Mart                     Nordstrom

                Neiman Marcus                Home Depot

                Saks Fifth Avenue            Circuit City

                Lord & Taylor                Marriott Hotels

                Hilton Hotels                Walt Disney

                Harrah's Hotel & Casino      Borgata Hotel & Casino
                Atlantic City, New Jersey    Atlantic City, New Jersey

                Sea World San Diego          Universal Studios Orlando

                Lockheed Martin              Renaissance Hotels

                Merck & Co.                  Target Stores

                       Public Interest Clients/Projects
                       --------------------------------

          Giants Meadowlands Stadium              California State Universities

          San Diego Qualcomm Stadium              Princeton University

          Florida Panthers Ice Hockey Arena       University of California

          Sempra Energy                           Southern California Edison

          Pacific Gas & Electric

                        Public Sector Clients/Projects
                        ------------------------------

          New Jersey Turnpike Authority           Port Authority New York

          Philadelphia International Airport      Port Authority New Jersey

          New Jersey Sports & Expositions         CalTrans

          City and County of Los Angeles          City and County of San Diego

          United States Navy                      Port Authority of San Diego

     We have worked to achieve a healthy balance between private industry and public sector work. We have been successful in maintaining this goal during 2000, as our percentage of business from public sector work, which generally proves more stable and recession-resistant, increased in relation to our percentage of business from private sector work.

Backlog

     Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At year-end 2000, we had approximately $26.4 million of gross revenue backlog compared to $11 million at December 31, 1999. There can be no assurance that the entire amount of the backlog will ever be collected.

     We bill for our services monthly for work completed during the previous month. We handle all billing and accounts receivable responsibilities on the regional level, with overall supervision coming from our headquarters. Average collection periods for our receivables range between 88 to 94 days. An allowance for doubtful accounts is typically established in an amount equivalent to one percent of gross revenues.

Seasonal Factors

     Due primarily to inclement weather conditions and a higher number of holidays, our operating results during January, February, and December are generally lower than our operating results during other months. Because all field and most lab personnel are paid on an hourly basis, we are able to reduce expenses for direct labor as the workload decreases. Historically, there has been enough work during slower months to retain the hourly work force at reduced levels until volume increases.

Competition

     The services that we provide are subject to intense competition. In addition to the thousands of small consulting and testing firms operating in the United States, we compete with several national engineering and consulting firms including Law Companies Group, Inc., Harding Lawson Associates Group, Inc., Dames & Moore, Inc. and Professional Service Industries, Inc.

     Certain of our present and future competitors may have greater financial, technical, and personnel resources than we do. We cannot predict the extent of competition that we will encounter in the near future as construction materials testing and engineering, infrastructure, geotechnical and environmental services industries continue to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness, and costs of services. Our ability to compete successfully will depend upon our marketing efforts, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel and the availability of insurance.

Insurance

     We have a claims-made professional liability insurance policy, which includes contractor's pollution liability coverage. The professional liability insurance policy has a three-year term, ending in November 2002, which is subject to biennial renewal, with a one-year, per-claim, and aggregate limit of $2.0 million, and a deductible of $25,000 per claim. Increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients, contracts or projects. A claims-made policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions.

     Currently we have four professional liability claims pending. However, management believes that the ultimate liability, if any, resulting from such claims would not be material in relation to our operations or financial condition and we are unaware of any other claims that will have a material adverse effect on our operations or financial condition. Claims have been made in the past against our professional liability policy and, to date, no such claim has ever resulted in an uninsured loss.

     We also carry an occurrence basis general liability insurance policy in the amount of $1.0 million, with a $2.0 million aggregate limit and a $9.0 million umbrella. This coverage includes our completed projects. The general liability insurance policy has a one-year term, ending in March 2002, and is subject to annual renewal. Our policies have been renewed in each of the years that they have been in effect.

     In addition, we have secured a claims-made directors and officers' liability insurance policy with an aggregate limit of $5 million, which is renewed annually. We can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policies.

     We have obtained key person life insurance policies on the lives of Dickerson Wright, Martin Lowenthal, Mark Baron, Christopher O'Malley, Gary Elzweig, Joseph Wasilewski and Donald Alford. According to the provisions of those policies, our company is the beneficiary in the amount of $2,650,000, $650,000, $300,000, $300,000, $1,000,000, $300,000 and $300,000 on the lives of
Messrs. Wright, Lowenthal, Baron, O'Malley, Elzweig, Wasilewski and Alford, respectively.

Government Regulation

     Except for state licensure requirements for the engineering component, there is limited regulation of the construction materials testing and engineering or geotechnical consulting services industries. Industry standards are set by agencies, including the American Society of Testing Materials, the American Association of State Highway & Transportation Officials, the American Concrete Institute, and the American Welding Society. In addition, state and local building codes, the stringency of which varies by location, govern each construction project.

Personnel

     We employ approximately 506 regular, full-time employees, including 403 engineers, inspectors, and field lab technicians and 103 administrative personnel. None of our employees are presently represented by a labor union. We believe that relations with our employees are good.

Item 2.   Properties

     We own no real estate, and all of our locations are leased from independent third parties as follows, except for the Lincroft, New Jersey location, which is leased from a related party:

                     Location                           Square Footage               Lease Expiration
                     --------                           --------------               ----------------
     South Coast Florida Office:                                 7,200               February 2006
     11860 West State Road 84, Ste #1
     Ft. Lauderdale, Florida

     Central Coast Florida Office:                               1,600               July 2003
     1001 Jupiter Park Drive
     Jupiter, Florida

     Central Florida Office:                                     2,978               March 2006
     8010 Suncourt Dr., #120
     Orlando, Florida

     Southwest Florida Office:                                   2,970               January 2002
     10251 Metro Parkway
     Ft. Myers, Florida

     North New Jersey Office:                                    7,000               December 2002
     903 E. Hazelwood Avenue
     Rahway, New Jersey

     South New Jersey Office:                                    3,700               June 2001
     443 Commerce Lane
     West Berlin, New Jersey

     New Jersey Accounting Office:                               1,800               February 2003
     631 Newman Springs Road
     Lincroft, New Jersey

     Nevada Office:                                              4,228               September 2002
     3021 South Valley View Blvd.
     Las Vegas, Nevada

     San Diego Office:                                          13,000               May 2003
     7895 Convoy Court
     San Diego, California

     Irvine Office:                                              6,800               March 2004
     1350 Reynolds Avenue
     Irvine, California

                     Location                           Square Footage               Lease Expiration
                     --------                           --------------               ----------------
     Ventura Office:                                             9,717               April 2002
     2978 Seaborg Avenue
     Ventura, California

     Virginia Office:                                           12,941               March 2003
     5900 Centreville Road, Ste. 100
     Centreville, Virginia

     Washington Office:                                          5,405               December 2001
     1805 136/th/ Place, N.E., Ste. 201
     Bellevue, Washington

     Texas Office:                                                 491               October 2001
     700 Rockmead, Suite 168
     Kingwood, Texas

Item 3.  Proceedings

     Currently, we are not a party to any material legal proceedings. Notwithstanding this, from time to time we may be involved in litigation in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our Company's common stock has been quoted on the Nasdaq SmallCap Market under the symbol "USLB" since the completion of its initial public offering in February 1999. Average high and low bid prices, as reported on Nasdaq, for each quarter within the last two fiscal years were as follows:

2000                      High            Low      1999                                    High          Low
----                      ----            ---      ----                                    ----          ---
1/st/ Quarter           $3.702          $3.656     From February 23, 1999 to               $5.438       $3.750
                                                   March 31, 1999
2/nd/ Quarter           $3.854          $3.767     2/nd/ Quarter                           $4.000       $3.000
3/rd/ Quarter           $3.970          $3.881     3/rd/ Quarter                           $3.688       $2.500
4/th/ Quarter           $3.946          $3.845     4/th/ Quarter                           $3.453       $2.500

     These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 2000, there were approximately 147 owners of record and approximately 800 beneficial owners of our common stock.

     No cash dividends have been declared to date on our common stock. We expect that all earnings, if any, will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future.

     Additionally, in our initial public offering we sold 1,000,000 units, each consisting of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. Each warrant entitles a holder to purchase at any time over a five-year period from February 23, 1999, one share of common stock at a price of $7.80, subject to adjustment in accordance with certain anti-dilution provisions. The warrants are traded separately on the Nasdaq SmallCap Market under the symbol "USLBW".

     On January 15, 2000, we entered into an agreement to acquire Sage Engineering. As part of the consideration for this acquisition, we issued 15,000 shares of our common stock from treasury to the sole shareholder of Sage Engineering in February 2000. We issued these shares pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On November 30, 2000 we entered into an agreement to acquire Earth Consultants Inc. As part of the consideration for this acquisition, we issued 100,000 shares of our common stock to the shareholders of Earth Consultants in December 2000. We issued these shares pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     Our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on February 23, 1999. In this offering, we sold 1,000,000 units, each consisting of one share of common stock, $.01 par value per share, and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. Our managing underwriters were Cardinal Capital Management, Inc. and Janda & Garrington LLC. After deducting the underwriting discounts, commissions, and all the offering's expenses, we received approximately $4,233,000 from the offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

     Twelve Months Ended December 31, 2000 and 1999 and the Three Months Ended December 31, 2000 and 1999.

     Revenue. Revenue for the twelve months ended December 31, 2000 was $35,188,391, an increase of 115% over the same period in 1999. The increase was due to growth from internal operations of $8,781,821 and from acquisitions of $10,009,510. We experienced an internal growth rate of approximately 54%, with the remaining 61% attributed to the expansion of operations through the acquisition of several engineering consulting services companies in the first, second and fourth quarters of 2000. For the three months ended December 31, 2000, we experienced revenues of $9,729,046, which represents an increase of 88% over the comparable three month period ended December 31, 1999. We increased our revenues through internal growth, the results of earlier acquisitions and an influx of major contracts, primarily in our New Jersey and California operations.

     Gross Profit. Gross profit for the twelve months ended December 31, 2000 was $15,053,802, an increase of 85% over the same period in 1999. This increase in gross profit was due primarily to the increase in revenues described above. For the three months ended December 31, 2000, we experienced gross profit of $4,184,393 which represents an increase of $1,561,497, or 60%, over the comparable three month period ended December 31, 1999. This increase was due primarily to the added businesses from past acquisitions. In particular, Unitek Technical Services, Inc., which we acquired in February 2000, is a high volume, low gross margin business as compared to our core inspection/testing business, and is a contributing factor for the gross margins declining to 43% for the fourth quarter 2000 end. This represents a decrease of 8.0% in gross margins from 51% in the comparable three month period ended December 31, 1999.

     Income Before Provision for Income Taxes. Income before provision for income taxes for the twelve months ended December 31, 2000 was $2,583,417, an increase of 125% over the same period in 1999. The profit increased due to the completion of six acquisitions in the first, second and fourth quarters of 2000, while selling, general and administrative ("SG&A") expenses decreased as a percentage of revenues. For the three months ended

December 31, 2000, we experienced income before provision for taxes of $398,143, a decrease of $108,323, or 21%, over the comparable three month period ended December 31, 1999.

     For the three months ended December 31, 2000 our SG&A expenses increased by $1,562,382 over the comparable three month period ended December 31, 1999. This increase was primarily due to increased travel costs for the mergers and acquisitions department and additional management personnel required to manage the acquisitions made in the year 2000.

     On a percentage basis, the SG&A expenses decreased as a percentage of revenue to 38% in the three month period ended December 31, 2000, from 42% in the comparable three month period ended December 31, 1999.

     Interest Expense. Interest expense was $270,042 for the twelve months ended December 31, 2000, an increase of 198% over the same period in 1999. This increase was due primarily to funding the cost of our acquisitions in 2000. In previous years, we had used approximately $1,500,000 of the net proceeds from our initial public offering to fund acquisitions. For the three months ended December 31, 2000 our interest expense increased by $50,953 over the comparable period in the three months ended December 31, 1999 for the same reasons mentioned above.

     Net Income. Net income for the twelve months ended December 31, 2000 was $1,705,417, an increase of 162% over the same period in 1999. The increase in net income was primarily due to the inclusion of the results of operations for the six acquisitions made in 2000 and the decrease as a percentage of revenue in selling, general and administrative expenses. For the three months ended December 31, 2000, we experienced an increase in net income of $203,379, or 77%, over the comparable three month period ended December 31, 1999. The combined effective tax rate for the twelve month period ended December 31, 2000 was 34%, whereas the combined effective tax rate for twelve month period ended December 31, 1999 was 43%.

     We recorded an amount in the fourth quarter 2000 for research and development credits that were available to us and were claimed on our federal and state tax returns amended for the periods of 1996 - 1999. Additionally, we estimated an amount for research and development credits available to us for the year 2000. These amounts reduced the provision for income taxes in the year 2000 by $246,437. The amount of the adjustments could not be reasonably estimated prior to the current interim period but became reasonably estimable in the fourth quarter 2000.

     As mentioned above, the SG&A expenses decreased to 38% as a percentage of revenue in the three months ended December 31, 2000 from 42% in the comparable three month period ended December 31, 1999, due primarily to the decentralized management approach of our operations, which was also a contributing factor to the increase in net income.

Liquidity and Capital Resources

     During the twelve months ended December 31, 2000 our net cash provided by operating activities was $1,072,711, an increase of $1,140,730 over the same period in 1999, primarily due to our profitability and the completion of several large projects.

     In the third quarter 1999, we entered into a $4,000,000 revolving working capital line of credit facility as part of our ongoing efforts to ensure appropriate levels of liquidity. On December 31, 2000, borrowings on this working capital line of credit balance was $2,662,218, and is included as a current liability.

     In the third quarter 1999, we also entered into a $200,000 capital purchases line of credit facility. We used this line of credit for equipment purchases and at the end of August 2000 this facility was converted to a five-year term loan. On December 31, 2000, the balance was $186,442, with $146,482 treated as long-term debt and $39,960 treated as short-term debt.

     In the third quarter 1999, we entered into a $350,000 term loan facility to refinance existing equipment debt. On December 31, 2000, and December 31, 1999 this term loan facility was unused. We do not intend to use this facility in the future. In addition, in the second quarter 2000, we entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and on December 31, 2000, this commercial lease line of credit was unused and available for future use.

     All of these credit facilities are secured by our assets and our subsidiaries and bear interest at the variable prime rate.

     Management believes that our available cash and cash equivalents as well as cash generated from operations will be sufficient to meet our cash requirements for at least the next twelve months. We nevertheless are currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions. We intend to actively continue our search for acquisitions in order to expand our geographical representation and enhance our technical capabilities.

Acquisitions

     In January 2000, we entered into a stock purchase agreement to purchase all the outstanding shares of BTC Laboratories, Inc. for a purchase price of $1,200,000. We recorded goodwill of $609,380 in connection with this acquisition.

     During January 2000, we purchased substantially all of the assets of Stewart Environmental, Inc. for a purchase price of $60,000. In September 2000, we and the previous owner of Stewart Environmental, Inc., entered into a repurchase agreement for the same amount. At the end of December 2000, the remaining balance due us was $13,333.

     In January 2000, we purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of approximately $110,000, which includes 15,000 shares of common stock. We recorded goodwill of $35,145 in connection with this acquisition.

     In February 2000, we purchased substantially all the assets of Intertek Technical Services, Inc. which now operates under the name Unitek Technical Services, Inc., for a total purchase price of $1,650,000. We recorded goodwill of $169,167 in connection with this acquisition.

     In June 2000, we acquired substantially all the assets of Moore Consulting for a purchase price of $20,000, which we paid in cash on June 23, 2000. We recorded no goodwill in connection with this acquisition.

     In November 2000, we entered into a stock purchase agreement to purchase all the outstanding shares of Earth Consultants Inc. for a purchase price of $1,600,000, which included 100,000 shares of our common stock. We recorded goodwill of $1,147,000 in connection with this acquisition.

     On November 30, 1999, we entered into a stock purchase agreement with a related party to purchase all of the issued and outstanding shares of the capital stock of The Building Department, Inc. for a purchase price of $30,000. An additional payment of $63,000 was made in January 2000. We recorded goodwill of $93,000 in connection with this purchase.

     We recorded the above acquisitions under the purchase method of accounting. We recorded goodwill based on the excess of the purchase price over the fair value of the net assets acquired, and we are amortizing it over periods of fifteen or twenty years.

Management Indebtedness

     As of December 31, 2000, Dickerson Wright owed $140,863 to us. The total amount is due on September 30, 2005 in one payment, is non-interest bearing and is included in Stockholders' Equity.

Inflation

     Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future. This lack of sensitivity to inflation is due in large part to our success in attracting much of our business from the public sector. Our public sector clients provide us a continued revenue source during times of economic slowing because public sector projects are not as sensitive to downturns in the economy as private industry projects.

Backlog

     Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At year-end 2000, we had approximately $26.4 million of gross revenue backlog compared to $11 million at December 31, 1999.

     We bill for our services monthly for work completed during the previous month. We handle all billing and accounts receivable responsibilities on the regional level, with overall supervision coming from our headquarters. Average collection periods for our receivables range between 88 to 94 days. An allowance for doubtful accounts is typically established in an amount equivalent to one percent of gross revenues.

Forward Looking and Cautionary Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-KSB may constitute `forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from predictions, including: our ability to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; our ability to obtain or protect intellectual property rights; financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in our other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

Item 7.  Financial Statements

                                                                           Page
                                                                           ----
Reports of Independent Auditors                                            F-1
Consolidated Balance Sheet                                                 F-2
Consolidated Statements of Income                                          F-4
Consolidated Statements of Stockholders' Equity                            F-5
Consolidated Statements of Cash Flows                                      F-6
Notes to Consolidated Financial Statements                                 F-8

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On April 21, 2000, our board of directors replaced Singer Lewak Greenbaum & Goldstein LLP as our principal accountants. Singer's reports on our financial statements for each of the preceding two fiscal years ended December 31, 1998 and 1999, were unqualified. During those fiscal years, in the period between January 1, 2000 and April 21, 2000, and since that time, there were no disagreements between us and Singer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Singer, would have caused it to make reference to the subject matter of the disagreements in its reports. On April 21, 2000, we retained Ernst & Young LLP as our principal accountants.

                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Our directors and executive officers and their ages and positions held with us are as follows:

Name                                 Age             Positions with U.S. Laboratories, Inc.
----                                 ---             --------------------------------------
Dickerson Wright                      54             Chief Executive Officer, President, and Chairman of the Board
                                                     of Directors

Gary H. Elzweig                       45             Executive Vice President and Director

Donald C. Alford                      56             Executive Vice President, Secretary and Director

Mark Baron                            45             Executive Vice President and Director

Martin B. Lowenthal                   44             Executive Vice President and Director

Joseph M. Wasilewski                  51             Chief Financial Officer and Director

Thomas H. Chapman                     70             Director

James L. McCumber                     53             Director and Member of Audit and Compensation Committees

Robert E. Petersen                    54             Director and Member of Audit and Compensation Committees

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

     Dickerson Wright, P.E., is our founder and has served as our chairman of the board of directors and president since our incorporation in October 1993. Mr. Wright is a registered professional engineer with a history of building and managing engineering service companies and has over 25 years experience in the independent testing and inspection industry. Prior to founding our company, he was the co-owner and executive vice president of American Engineering Laboratories and a senior executive with Professional Service Industries. Mr. Wright also served as president and chief executive officer of Western State Testing, as national group vice president of United States Testing Company, and as executive vice president of Professional Service Industries during this time.

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

     Donald C. Alford, M.B.A., has served as our executive vice president and director since May 1998 and secretary since June 1999. Mr. Alford was an owner of Wyman Enterprises, Inc. and served as its vice president and chief financial officer from April 1996 until we acquired it. Mr. Alford continued to work for us as an officer of Wyman Testing after our acquisition of Wyman Enterprises, Inc. Mr. Alford was co-founder of Cornerstone Development, a real estate company that developed approximately 20 major projects in the San Diego area from 1983 to 1991. From October 1991 to June 1994, Mr. Alford served as president of Procom Supply Corporation, a wholesale distributor of telephone equipment. Mr. Alford also served as managing partner of S.A. Assets, LLC, a real estate development company, from July 1994 to September 1996.

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

     Martin B. Lowenthal has been promoted to be our executive vice president of National Sales. He is a director of U.S. Engineering and has served as a director since May 30, 1998. Mr. Lowenthal has served as president and director of U.S. Engineering since November 1994 and as secretary of U.S. Engineering since its incorporation in October 1993. Mr. Lowenthal has 16 years of management experience in the engineering and testing industry. He has overseen inspection and testing operations in six states, including New Jersey, New York, Delaware, Pennsylvania, Maryland, and Virginia.

     Joseph M. Wasilewski, C.P.A./M.B.A., has served as our chief financial officer, treasurer and director since July 1999. Mr. Wasilewski has been instrumental in establishing accounting systems and internal controls for us and our subsidiaries since our incorporation in 1993 and served us in a consulting capacity prior to becoming CFO. He has over 30 years of experience on the financial side of the inspection/consulting/engineering business. Mr. Wasilewski's previous experience includes serving as CFO for LK Comstock & Co., Inc., a part of a multinational French-based conglomerate performing construction services. Before Comstock, he was the CFO for the 25-branch operation of SGS/United States Testing Co., Inc., a multinational Swiss-based engineering conglomerate.

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

     James L. McCumber is the chairman, chief executive officer, and founder of McCumber Golf, an internationally recognized firm noted for the design and construction of landmark golf courses. McCumber Golf was founded in 1971. Mr. McCumber has been one of our directors since May 1998. Additionally, he serves as a committee member for the United States Golf Association.

     Robert E. Petersen, C.P.A., has served as one of our directors since May 1998. Mr. Petersen has served as president of Asset Management Group, a retail and industrial property management firm, since October 1983. Mr. Petersen has also served as senior vice president and chief financial officer of Collins Development Co. and vice president of La Jolla Development Co., both real estate development companies, since October 1983.

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

Limitation of Liability and Indemnification Matters

     Our amended and restated certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability:

  .  for any breach of the director's duty of loyalty to us or our stockholders;

  . for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

  . under Section 174 of the Delaware General Corporation Law, which relates to unlawful payment of dividends or unlawful stock purchase or redemption; or

  . for any transaction from which the director derived any improper personal benefit.

     Our amended and restated certificate of incorporation also provides that we will indemnify our directors, officers, employees, and agents to the fullest extent permitted by Section 145 of the Delaware General Corporation Law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     In addition, we have secured a claims-made directors and officers' liability insurance policy with an aggregate limit of $5 million. This policy has a one-year term that renews in March 2002. We can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and Nasdaq. Our officers, directors and beneficial owners of more than 10% of our equity securities are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file with the SEC.

     Based solely on review of the copies of forms furnished to us or written representations from certain reporting persons that no Forms 5 were required, we believe that, in the 2000 fiscal year, our officers, directors and beneficial owners of more than 10% of our equity securities complied with all applicable
Section 16(a) filing requirements.

Item 10.  Executive Compensation

Employment Agreements

     We have entered into employment agreements with Messrs. Wright, Elzweig, Alford, Baron, Lowenthal and Wasilewski. Each of these agreements has a term of three years, and provides that we may terminate any of the agreements with or without cause. These employment agreements also provide for 12 months of severance pay at the rate of 50% of the applicable executive's compensation in the event the executive is terminated other than for cause prior to the end of the three-year term, except for Mr. Wasilewski whose agreement provides for 24 months of severance pay at a rate of 50%. On August 31, 2000 we amended the employment agreement for Mr. Wasilewski to include a bonus provision whereby he is guaranteed a minimum bonus of $10,000 per year for the next five years payable on August 31 each year in cash or, at his option, Mr. Wasilewski may purchase shares of our stock in lieu of the cash payment. If there is a change in control, all payments will automatically accelerate.

     The following table sets forth certain information concerning compensation paid or accrued by us for the fiscal years ended December 31, 2000 and 1999 to or for the benefit of our chief executive officer and our four other most highly compensated executive officers whose total annual compensation for the year 2000 exceeded $100,000 each.

  --------------------------------------------------------------------------------------------------------------------------
                                                            SUMMARY COMPENSATION TABLE
  --------------------------------------------------------------------------------------------------------------------------
                                                                                                              Long Term
                                                                                                            Compensation
                                                                  Annual Compensation                          Awards
  --------------------------------------------------------------------------------------------------------------------------
            (a)                     (b)              (c)              (d)                 (e)                   (f)
                                  Fiscal
                                   Year                                                                     Securities
                                   Ended                                             Other Annual           Underlying
          Name and                December         Salary           Bonus/(2)/      Compensation/(1)/        Options/
     Principal Position            31st             ($)              ($)                 ($)                SARs(#)
  --------------------------------------------------------------------------------------------------------------------------
  Dickerson Wright                  2000         $251,530          $78,000                 $  ---              10,000
  Chief Executive Officer           1999          192,664           53,000                    ---              15,000
   and President
  --------------------------------------------------------------------------------------------------------------------------
  Gary H. Elzweig                   2000         $201,199          $75,000                 $  ---               5,000
  Executive Vice President          1999          140,000           31,567                    ---              10,000
  --------------------------------------------------------------------------------------------------------------------------
  Martin  B. Lowenthal              2000         $104,869          $39,400                 $  ---                 ---
   Executive Vice                   1999           81,200           28,000                    ---                 ---
   President

  --------------------------------------------------------------------------------------------------------------------------
  Donald C. Alford                  2000         $140,837          $45,000                 $  ---              10,000
  Executive Vice                    1999           91,708           15,000                    ---              15,000
   President and Secretary
  --------------------------------------------------------------------------------------------------------------------------
  Joseph M. Wasilewski              2000         $122,029          $65,000                 $  ---              10,000
  Chief Financial Officer           1999           91,000            6,000                    ---              65,000
  --------------------------------------------------------------------------------------------------------------------------

_______________________

/(1)/ The aggregate amount of perquisites and other personal benefits, securities or property was less than the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. Mr Wright's amount for 1999 has been amended from the previous amount reported to reflect the actual additional compensation earned in 1999.


/(2)/ Includes value of stock granted pursuant to the 1999 Stock Bonus Plan. Mr. Wright's bonus for 1999 has been amended from the amount previously reported to reflect amounts actually earned in 1999.

     The following table provides the specified information concerning grants of options and warrants to purchase our common stock made during the year ended December 31, 2000 to persons named in the Summary Compensation Table.

                                           Options/SAR Grants in Last Fiscal Year

                                   Number of              Percent Total
                                   Securities              Options/SARs
                                   Underlying               Granted to
                                  Options/SARs         Employees in Fiscal        Exercise or Base
Name                                Granted                    Year                 Price ($/Sh)           Expiration Date
------------------------     --------------------    ---------------------     ---------------------    --------------------
Dickerson Wright                      10,000                      8.2%                    $6.60                02/22/05
Gary H. Elzweig                        5,000                      4.1%                    $6.60                02/22/05
Martin B. Lowenthal                      ---                      ---                       ---                     ---
Donald C. Alford                      10,000                      8.2%                    $6.00                02/22/05
Joseph M. Wasilewski                  10,000                      8.2%                    $6.00                02/22/05

     The following table provides information concerning exercises of options and warrants to purchase our comm on stock in the fiscal year ended December 31, 2000, and unexercised options and warrants held at fiscal year end by the persons named in the Summary Compensation Table. The value of the unexercised options and warrants that are in the money was calculated by determining the difference between the fair market value per share of our company's common stock on December 31, 2000 and the exercise price of the options and warrants.

                Aggregated Option Exercises in Last Fiscal Year
                       And Fiscal Year End Option Values


                            Number of                  Number of Securities Underlying
                             Shares                        Unexercised Options and              Value of Unexercised
                          Acquired on       Value                Warrants at             In-the-Money Options and Warrants
Name                        Exercise       Realized           December 31, 2000                 at December 31, 2000
----                        --------       --------          ------------------                 --------------------
                                                        Exercisable     Unexercisable     Exercisable      Unexercisable
                                                       --------------  ----------------  --------------  ------------------
Dickerson Wright             ---            ---          124,547           70,453             ---              ---
Gary H. Elzweig              ---            ---           75,453            4,547             ---              ---
Martin B. Lowenthal          ---            ---           35,000              ---             ---              ---
Donald C. Alford             ---            ---           55,000              ---             ---              ---
Joseph M. Wasilewski         ---            ---           38,332           41,668             ---              ---

Director Compensation

     We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the board. In 2000, our non-employee directors received $1,000 for each board meeting attended. In 1998, under the 1998 Stock Option Plan, each non-employee director received an option to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. Directors who are members of our subsidiaries' boards received an additional grant of an identical option to purchase 5,000 shares for each board membership. In the future, a director who is elected to the board for the first time may receive an option to purchase shares of common stock for the first year of the director's board term. The board has not yet determined the number of option shares that each director will receive for each additional year the director remains on the board. These options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2000, and as adjusted to reflect the sale of the units offered by us, by:

  . each person who is known to own beneficially more than 5% of the outstanding shares of our common stock;

  .  each of our directors; and

  .  all of our directors and executive officers as a group.

     The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The "Number of Shares" column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of December 31, 2000. The number of options and warrants exercisable within 60 days of December 31, 2000 are listed in the "Shares Issuable Upon Exercise of Options or Warrants" column. The address of all stockholders is care of U.S. Laboratories Inc., 7895 Convoy Court, Suite 18, San Diego, California 92111.

                                                                                           Shares Issuable
                                                                       Percentage         Upon Exercise of
       Name of Beneficial Owner                 Number of Shares        Ownership        Options or Warrants
       ------------------------                 ----------------        ---------        -------------------
Dickerson Wright.......................             1,878,329             54.84%                 124,547

Gary H. Elzweig........................               400,487             11.85%                  80,000

Martin B. Lowenthal....................                94,926              2.85%                  35,000

Donald C. Alford.......................               115,978              3.46%                  55,000

Mark Baron.............................                76,052              2.28%                  40,000

Thomas H. Chapman......................                51,861              1.56%                  25,000

Joseph M. Wasilewski...................                51,754              1.55%                  38,332

James L. McCumber......................                 5,000                  *                   5,000

Robert E. Petersen.....................                 7,000                  *                   5,000

All current directors and officers as               2,681,387             72.30%                 407,879
 a group (9 persons)

_______________________
*   Represents less than 1%

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

     At December 31, 2000, Dickerson Wright owed $140,863 to us. The total amount is due on September 30, 2005 in one payment and is non-interest bearing.

     In December 1999, we entered into a stock purchase agreement with Gary Elzweig for all of the outstanding stock of The Building Department, Inc., for a total price of $93,000. $30,000 cash was paid in 1999 and the balance of $63,000 was paid in February 2000.

     In October 1998, our $1,700,000 line of credit was refinanced into a $1,200,000 note payable and a $500,000 line of credit, both of which are guaranteed by Mr. Wright and his spouse. In July 1998, we also entered into a $500,000 line of credit that is personally guaranteed by Mr. Wright and his spouse. We used this $500,000 line of credit to repay in full to the bank the $480,000 loan made to us through the use of Mr. Wright's personal line of credit.

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

     On January 1, 1998, we issued 10,937 shares of our common stock to Christopher O'Malley, Vice President of U. S. Engineering Labs, Inc. under the terms of a restricted stock agreement containing restrictions on the disposition of the common stock. The common stock was issued in exchange for a capital contribution made by Mr. O'Malley to U. S. Engineering Labs, Inc.

     On April 1, 1998, we issued 50,478 shares of our common stock to Donald C. Alford in exchange for 25 shares of the common stock of Wyman Enterprises, Inc.

Item 13.    Exhibits and Reports on Form 8-K

(a)  The exhibit list is located at the end of this report.

(b) On December 12, 2000, we filed a Form 8-K with the Securities and Exchange Commission in connection with the acquisition of 100% of the outstanding capital stock of Earth Consultants, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                    U.S. Laboratories Inc.

                                    By: /s/ Dickerson Wright
                                        ----------------------------------------
                                            Dickerson Wright President and Chief
                                            Executive Officer

                                    By: /s/ Joseph Wasilewski
                                        ----------------------------------------
                                            Joseph Wasilewski
                                            Chief Financial Officer


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

          Signature                                  Title
          --------                                   -----

/s/ Dickerson Wright                             Chairman of the Board
------------------------------------
Dickerson Wright
                                                 Director

/s/ Gary H. Elzweig
------------------------------------
Gary H. Elzweig
                                                 Director

/s/ Donald C. Alford
------------------------------------
Donald C. Alford


/s/ Mark Baron                                   Director
------------------------------------
Mark Baron


____________________________________             Director
Martin B. Lowenthal



/s/ Joseph Wasilewski                            Director
------------------------------------
Joseph Wasilewski


____________________________________             Director
Thomas H. Chapman


____________________________________             Director
James L. McCumber


____________________________________             Director
Robert E. Petersen

                            U.S. LABORATORIES INC.
                               AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 2000 and 1999

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                                                        CONTENTS
                                                               December 31, 2000

================================================================================


REPORTS OF INDEPENDENT AUDITORS..................................  F- 1

FINANCIAL STATEMENTS

Consolidated Balance Sheet......................................  F-2-3

Consolidated Statements of Income...............................    F-4

Consolidated Statements of Stockholders' Equity.................    F-5

Consolidated Statements of Cash Flows...........................  F-6-7

Notes to Consolidated Financial Statements...................... F-8-22

                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
U.S. Laboratories Inc.


We have audited the accompanying consolidated balance sheet of U.S. Laboratories Inc. and its subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                              Ernst & Young LLP


San Diego, California
March 5, 2001

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
U.S. Laboratories Inc.
San Diego, California

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of U.S. Laboratories Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of U.S. Laboratories Inc. and subsidiaries, referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 2000

                                      F-1(b)

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2000

================================================================================

                                    ASSETS

Current assets
 Cash and cash equivalents                                                   $   460,801
 Accounts receivable, net of allowance for doubtful accounts
      of $606,874                                                              8,456,303
 Unbilled receivables                                                            906,146
 Prepaid expenses and other current assets                                       295,950
                                                                             -----------

       Total current assets                                                   10,119,200

Furniture and equipment, net of accumulated depreciation and amortization
 of $1,892,178                                                                 1,942,192
Goodwill, net of accumulated amortization of $773,607                          3,616,817
Other assets                                                                     331,961
                                                                             -----------

       Total assets                                                          $16,010,170
                                                                             ===========




                            See accompanying notes.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2000

================================================================================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Lines of credit                                         $ 2,662,218
 Notes payable, current portion                              499,212
 Accounts payable                                            913,663
 Accrued liabilities                                       1,962,069
 Deferred income taxes                                       140,000
 Income taxes payable                                        449,296
                                                         -----------

  Total current liabilities                                6,626,458


Notes payable, net of current portion                        753,583
                                                         -----------

      Total liabilities                                    7,380,041

Commitments and contingencies

Stockholders' equity
 Preferred stock, $.01 par value
   5,000,000 shares authorized
   none issued and outstanding
 Common stock, $.01 par value
   50,000,000 shares authorized
   3,301,065 shares issued and outstanding                    33,010
 Treasury stock, at cost
   38,935 shares                                            (157,423)
 Additional paid-in capital                                5,860,254
 Deferred compensation                                      (159,900)
 Note receivable from stockholder                           (140,863)
 Retained earnings                                         3,195,051
                                                         -----------


    Total stockholders' equity                             8,630,129
                                                         -----------

     Total liabilities and stockholders' equity          $16,010,170
                                                         ===========





                            See accompanying notes.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                  For the Years Ended December 31, 2000 and 1999

================================================================================


                                                          2000          1999
                                                          ----          ----

Revenue                                               $35,188,391   $16,397,060

Cost of goods sold                                     20,134,589     8,242,875
                                                      -----------   -----------

Gross profit                                           15,053,802     8,154,185

Selling, general, and administrative expenses          12,148,103     7,047,988
                                                      -----------   -----------

Income from operations                                  2,905,699     1,106,197

Other (expense) income
 Interest expense                                        (270,042)      (90,632)
 Interest income                                           11,483        97,720
 Other, net                                               (63,723)       35,916
                                                      -----------   -----------

   Total other (expense) income                          (322,282)       43,004
                                                      -----------   -----------

Income before provision for income taxes                2,583,417     1,149,201

Provision for income taxes                                878,000       499,000
                                                      -----------   -----------

Net income                                            $ 1,705,417   $   650,201
                                                      ===========   ===========

Basic and diluted earnings per share                  $       .53   $       .21
                                                      ===========   ===========

Weighted average shares outstanding                     3,208,565     3,062,810
                                                      ===========   ===========





                            See accompanying notes.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the Years Ended December 31, 2000 and 1999
================================================================================

                                                                                                    Additional
                                                         Common Stock                Treasury         Paid-In
                                                  -----------------------------
                                                     Shares           Amount           Stock          Capital
                                                  ------------     ------------     -----------     -----------
Balance, December 31, 1999                           3,200,000     $     32,000     $  (114,088)    $ 5,218,442

Advances to Stockholder

Issuance of 20,000 treasury shares for
 purchase of AGS, Inc.                                                                   63,613          16,387

Issuance of 15,000 treasury shares for
 purchase of Sage Engineering, Inc.                                                      50,475           9,525

Issuance of common stock                                 1,065               10

Purchase of 40,000 shares of Treasury
 stock, at cost                                                                        (157,423)

Deferred compensation related to stock
 options/warrants                                                                                       216,900

Amortization of deferred compensation

Issuance of common stock for purchase
 of Earth Consultants Inc.                             100,000            1,000                         399,000

Net Income
                                                  ------------     ------------     -----------     -----------

Balance, December 31, 2000                           3,301,065          $33,010     $  (157,423)    $ 5,860,254
                                                  ============     ============     ===========     ===========

                                                                        Note
                                                                     Receivable
                                                     Deferred           From
                                                   Compensation      Stockholder       Earnings          Total
                                                   ------------     ------------     -----------     -----------
Balance, December 31, 1999                        $        ---     $  (140,714)     $ 1,489,634     $ 6,485,274

Advances to Stockholder                                                   (149)                            (149)

Issuance of 20,000 treasury shares for
 purchase of AGS, Inc.                                                                                   80,000

Issuance of 15,000 treasury shares for
 purchase of Sage Engineering, Inc.                                                                      60,000

Issuance of common stock                                                                                     10

Purchase of 40,000 shares of Treasury
 stock, at cost                                                                                        (157,423)

Deferred compensation related to stock
 options/warrants                                     (216,900)                                             ---

Amortization of deferred compensation                   57,000                                           57,000

Issuance of common stock for
purchase of Earth Consultants Inc.                                                                      400,000

Net Income                                                                            1,705,417       1,705,417
                                                  ------------     ------------     -----------     -----------

Balance, December 31, 2000                        $   (159,900)    $  (140,863)     $ 3,195,051      $8,630,129
                                                  ============     ===========      ===========      ==========

                            See accompanying notes.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  For the Years Ended December 31, 2000 and 1999

================================================================================

                                                               2000          1999
                                                           -----------   -----------
Cash flows from operating activities
  Net income                                               $ 1,705,417   $   650,201
  Adjustments to reconcile net income to net cash
     provided by operating activities
       Amortization                                            190,028       132,939
       Depreciation                                            582,706       325,441
       Deferred income taxes                                  (505,410)     (177,432)
       Gain (Loss) on sale of furniture and equipment           (7,491)        3,164
       Reissuance of treasury stock                                ---        83,082
  Changes in assets and liabilities, net of effects of
     acquisitions:
       Accounts receivable                                  (1,065,744)   (1,011,045)
       Unbilled receivables                                   (263,630)      (75,117)
       Prepaid expenses and other current assets               (89,104)      (34,435)
       Other assets                                           (179,138)      (85,436)
       Accounts payable                                       (417,701)       76,255
       Accrued payroll and payroll taxes                     1,450,916        69,609
       Income tax payable                                     (328,138)      (25,245)
                                                           -----------   -----------

    Net cash provided by (used in) operating activities      1,072,711       (68,019)
                                                           -----------   -----------


Cash flows from investing activities
  Purchases of furniture and equipment                        (267,920)     (357,614)
  Acquisitions of businesses, net of cash acquired          (3,957,857)          ---
                                                           -----------   -----------
         Net cash used in investing activities              (4,225,777)     (357,614)
                                                           -----------   -----------

                            See accompanying notes.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Years Ended December 31, 2000 and 1999

================================================================================

                                                         2000          1999
                                                   ----------   -----------
Cash flows from financing activities
 Decrease in book overdraft                        $        -   $  (125,635)
 Borrowings (repayments) on line of credit, net     2,598,577      (634,103)
 Repayments of notes payable                          (44,665)   (2,080,467)
 Issuance of common stock                                   -     6,000,000
 Due to stockholders (net)                                  -       (81,461)
 Purchase of treasury stock                          (157,423)     (201,927)
 Deferred offering costs                                    -       552,738
 Offering costs                                             -    (1,767,053)
 Advances to stockholder                                 (149)     (140,714)
                                                   ----------   -----------

     Net cash provided by financing activities      2,396,340     1,521,378
                                                   ----------   -----------

        Net increase (decrease) in cash              (756,726)    1,095,745

Cash and cash equivalents, beginning of year        1,217,527       121,782
                                                   ----------   -----------

Cash and cash equivalents, end of year             $  460,801   $ 1,217,527
                                                   ==========   ===========

Supplemental disclosures of cash flow information

 Interest paid                                     $  270,042   $    90,632
                                                   ==========   ===========

 Income taxes paid                                 $1,208,484   $   598,482
                                                   ==========   ===========


Supplemental schedule of non-cash investing and financing activities
(1) During the years ended December 31, 2000 and 1999,the Company financed the purchase of equipment of $406,413, and $172,534, respectively, under various note payable agreements.

(2) In the first quarter of 2000, the Company issued treasury stock of $140,000 in connection with the purchase of Sage Engineering Inc. and AGS Inc.

(3) In the fourth quarter of 2000, the Company issued common stock of $400,000 in connection with the purchase of Earth Consultants Inc.

                             See accompanying notes

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

     U.S. Laboratories Inc. and its subsidiaries (collectively the "Company") offers engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and U.S. governmental agencies. The Company operates throughout the United States with facilities in California, New Jersey, Florida, Nevada, Washington and Virginia.

     Acquisitions
     ------------

     In January 2000, the Company purchased the outstanding shares of BTC Laboratories, Inc. for a purchase price of $1,200,000. The Company recorded goodwill of $609,380 in connection with this acquisition.

     In January 2000, the Company purchased substantially all the assets of Stewart Environmental, Inc. for a purchase price of $60,000. In September 2000, the Company and the previous owner of Stewart Environmental Inc., entered into a repurchase agreement for the same amount. At the end of December 2000, the remaining balance due the Company was $13,333.

     In January 2000, the Company purchased substantially all the assets of SAGE Engineering, Inc. for a total purchase price of $110,000, which included 15,000 treasury shares of the Company's common stock. The Company recorded goodwill of $35,145 in connection with this acquisition.

     In February 2000, the Company purchased substantially all the assets of Intertek Technical Services, Inc. for a purchase price of $1,650,000. The Company recorded goodwill of $169,167 in connection with this acquisition.

     In June 2000, the Company acquired certain assets of Moore Consulting for a purchase price of $20,000. The Company recorded no goodwill in connection with this acquisition.

     In November 2000, the Company purchased all the outstanding shares of Earth Consultants Inc. for a total purchase price of $1,600,000, which includes 100,000 shares of the Company's common stock. The Company recorded goodwill of $1,147,000 in connection with this acquisition.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS (continued)

     In November 1999, the Company purchased from a related party the capital stock of The Building Department, Inc. for a purchase price of $30,000. An additional payment of $63,000 was made in January 2000, pursuant to the stock purchase agreement. The Company recorded goodwill of $93,000 in connection with this acquisition.

     In October 1999, the Company purchased substantially all of the net assets and contractual rights of Advanced Geo-Materials Services, Inc. for a purchase price of $257,325. Additionally, 20,000 shares of common stock were issued to the seller in March 2000. The purchase price included various contingent payments.

     The above acquisitions were recorded by the Company under the purchase method of accounting. Goodwill was recorded based on the excess of the purchase price over the fair value of the net assets acquired, and is being amortized over periods not exceeding twenty years.

     The results of operations of each acquired business have been included in the Company's consolidated statements of income since the respective dates of each acquisition.

     If the acquisitions completed during the year ended December 31, 2000 had occurred on January 1, 1999, the Company's unaudited pro forma revenue would have been $37,753,349 and $29,846,773 for the years ended December 31, 2000 and 1999, respectively. Unaudited pro forma net income and earnings per share for the year ended December 31, 2000, would have been $2,072,713 and $.63, respectively. Unaudited pro forma net income and earnings per share for the year ended December 31, 1999 would have been $740,472 and $.23, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of U.S. Laboratories Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Furniture and Equipment
   -----------------------

   Furniture and equipment, including equipment under capital leases, is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives principally ranging from 3 to 10 years.

   Maintenance, repairs, and minor renewals are expensed as incurred. Expenditures for additions and major improvements are capitalized. Gains and losses on disposals are included as other income (expense) in the statement of income.

   Goodwill
   --------

   Goodwill is amortized over either a 15 or 20 year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill might not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces the goodwill to that amount.

   Revenue Recognition
   -------------------

   Revenue from services, including fixed-price and unit-price contracts, is recognized on the cost-to-cost percentage of completion method. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on these contracts. The Company recognizes unbilled work-in-process revenue on a percentage of completion method, which results in the recording of unbilled receivables on the balance sheet. All unbilled receivables are expected to be realized within one year.

   Income Taxes
   ------------

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax law and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

   Fair Value of Financial Instruments
   -----------------------------------

   For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for the line of credit and notes payable also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

   Concentrations of Risk
   ----------------------

   The Company sells products and provides contract services to construction companies, and U.S. Governmental Agencies, primarily in California, Nevada, New Jersey, Virginia, Washington and Florida. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

   Cash accounts at banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The Company's account balances periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

   Earnings Per Share
   ------------------

   Basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period.

   Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

   NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   would have been outstanding if the stock options and warrants had been exercised and if the additional common shares were dilutive.

   Stock-Based Compensation
   ------------------------

   The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations ("APB 25") in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

   Deferred compensation for options/warrants granted to non-employees has been determined in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force ("EITF") 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for option/warrants granted to non-employees are periodically remeasured as the underlying options vest.

   Recently Issued Accounting Pronouncements
   -----------------------------------------

   In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. This pronouncement is effective for financial statements of companies with fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has adopted SFAS No. 133, as amended, effective January 1, 2001, and does not expect that its implementation will have a material effect, if any, on its interim or annual financial position or results of operations.

   Reclassifications
   -----------------

   The Company has reclassified certain prior year financial statement amounts to conform to its current year presentations.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 3 - FURNITURE AND EQUIPMENT

   Furniture and equipment at December 31, 2000 consisted of the following:


        Automobile and trucks                                     $1,500,860
        Furniture and fixtures                                       518,502
        Computer hardware and software                               548,377
        Machinery and equipment                                      977,544
        Leasehold improvements                                       289,087
                                                                  ----------
                                                                   3,834,370

        Less accumulated depreciation and amortization             1,892,178
                                                                  ----------

                             Total                                $1,942,192
                                                                  ==========

   Depreciation and amortization expense for the year ended December 31, 2000 was $582,706.

NOTE 4 - LINES OF CREDIT

    In the third quarter of 1999, the Company entered into a $4,000,000 revolving working capital line of credit facility. This working capital line of credit balance was $2,662,231 at December 31, 2000 and expires on July 31, 2001.

    In the third quarter of 1999, the Company entered into a $200,000 capital purchase line of credit facility. This line of credit is used for equipment purchases by the Company and this facility was converted to a five-year term loan during the third quarter, 2000. At December 31, 2000, this capital purchase term loan balance was $186,442.

    In the third quarter of 1999, the Company entered into a $350,000 term loan facility to refinance existing equipment debt. At December 31, 2000, this term loan facility was unused and available for future use.

    In the second quarter of 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and at December 31, 2000, this commercial lease line of credit was unused and available for future use.

    All of these credit facilities are secured by the assets of the Company and its subsidiaries and generally bear interest based on the prime rate plus a margin, which ranged from 8% to 10.5% at December 31, 2000.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------


     NOTE 4 - LINES OF CREDIT (continued)

     The credit agreements require the Company to maintain various financial and other covenants. At December 31, 2000, the Company was in compliance with all its required covenants.

     NOTE 5 - NOTES PAYABLE

     Unless stated otherwise, notes payable bear interest at the prime rate at the date of acquisition which ranges from 8% to 10%.

     Notes payable as of December 31, 2000 consisted of the following:

     Acquisition Notes:
     ------------------

     Note payable to former stockholders of Wyman Enterprises, Inc.
         Payable in two annual installments
         of $75,000 beginning March 25, 2001............................        $150,000

     Note payable to former stockholder of Advanced
         Geo Materials Inc.  Payable in installments commencing
         October 15, 2000...............................................          47,490

     Note payable to former stockholder of Sage Engineering
         Inc. Payable in installments commencing
         February 1, 2001...............................................          47,687

     Note payable to former stockholders of Earth
         Consultants Inc.  Payable in installments commencing
         November 30, 2001..............................................         323,159

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

   NOTE 5 - NOTES PAYABLE (continued)

   Other Notes:
   ------------

   Notes payable to motor credit
      corporations, collateralized by
      equipment.  Monthly payments
      include interest ranging from
      7.75% to 13.5% per annum......................................     498,017

   Note payable to Bank of America
      collateralized by equipment
      Monthly payments
      starting September 30, 2000...................................     186,442
                                                                      ----------
                                                                       1,252,795

   Less current portion.............................................     499,212
                                                                      ----------

   Long term portion................................................  $  753,583
                                                                      ==========

   The following is a schedule by years of future maturities of long-term debt:

      Year Ending
      December 31,
      ------------

      2001                                                  $  499,212
      2002                                                     399,109
      2003                                                     192,872
      2004                                                     132,179
      2005 & thereafter                                         29,423
                                                            ----------

                           Total                            $1,252,795
                                                            ==========

NOTE 6 - RELATED PARTY TRANSACTIONS

   Note Receivable from Stockholder
   --------------------------------

   At December 31, 2000 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 30, 2005 and is non-interest bearing and is included in Stockholders' Equity..

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

     In November 1999, the Company purchased from a related party the capital stock of The Building Department Inc. for a purchase price of $30,000. An additional payment of $63,000 was made in the first quarter of 2000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company has non-cancelable operating leases for its corporate offices and operating facilities. The Company has the option to extend certain leases.

     Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more at December 31, 2000 are as follows:

               Year Ending
               December 31,
               ------------

                   2001                                 $  732,578
                   2002                                    288,917
                   2003                                     47,275
                                                        ----------

                                         Total          $1,068,770
                                                        ==========

     Rent expense was $674,100 and $375,614 for the years ended December 31, 2000 and 1999, respectively.

     Claims
     ------

     The Company is involved in various legal and claim proceedings which are incidental to its' business, and in the Company's opinion will not have a material adverse effect upon the Company's financial position.


NOTE 8 - PROFIT SHARING PLAN

     The Company has a voluntary profit sharing plan, which covers substantially all eligible full-time employees who meet the plan requirements. Annual employer contributions are based on a years of service vesting schedule. Employer contributions for the years ended December 31, 2000 and 1999 were $100,000 and $50,072, respectively.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            For the Year Ended December 31, 2000

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

     A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2000 and 1999 are as follows:

                                                              2000   1999
                                                              ----   ----

         Income tax computed at federal statutory tax rate    34.0%  34.0%
         State taxes, net of federal benefit                   4.9    5.2
         Non-deductible goodwill amortization and other        3.8    4.2
         Research and Development Credits                     (8.7)     0
                                                              ----   ----

             Total                                            34.0   43.4
                                                              ====   ====

     Significant components of the Company's deferred tax assets and liabilities for income taxes for the years ended December 31, consisted of the following:

                                                            2000      1999
                                                            ----      ----

       Deferred tax assets
         State taxes                                    $ 63,400  $ 67,561
         Other accruals                                   98,700         0
                                                        --------  --------
                                                         162,100    67,561

       Deferred tax liabilities
         Change in accounting method-cash to accrual     270,000   363,857
         Depreciation                                     23,000     9,907
         Other                                             9,100         0
                                                        --------  --------
                                                         302,100   373,764

              Net deferred tax liability                $140,000  $306,203
                                                        ========  ========

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             For the Year Ended December 31,2000
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (continued)

     The components of the income tax provision (benefit) for the years ended December 31, are as follows:

                                                                 2000        1999
                                                                 ----        ----
                    Current
                      Federal                              $  883,000   $ 589,000
                      State                                   161,000     124,998
                                                           ----------   ---------
                                                            1,044,000     713,998
                                                           ----------   ---------
                     Deferred
                      Federal                                (137,000)   (182,048)
                      State                                   (29,000)    (32,950)
                                                           ----------   ---------
                                                             (166,000)   (214,998)
                                                           ----------   ---------

                           Total                           $  878,000   $ 499,000
                                                           ==========   =========

     The Company has amended certain of its previously filed federal and state tax returns from 1996 through 1999 to apply for Research and Development (R&D) Credits available to the Company.

     The Company anticipated a reduction in its overall effective tax rates as a result of these R&D Credits and has recorded this impact through the provision for income taxes in the fourth quarter of 2000. The amount of the adjustment could not be reasonably estimated prior to the end of the current year but became reasonably estimable in the fourth quarter of 2000.

NOTE 10 - SEGMENT DISCLOSURE

     The Company has adopted Statement of Financial Accounting of Standards No. 131- Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). Under the management approach, an entity's reportable segments are determined by the internal organization used by the entity's management for making operating decisions and assessing performance. The Company's business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States. In accordance with the provisions

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             For the Year Ended December 31,2000
--------------------------------------------------------------------------------

   NOTE 10 - SEGMENT DISCLOSURE (continued)

   SFAS 131, the Company has concluded that its operations may be aggregated into one reportable segment for purposes of this disclosure.

   NOTE 11 - STOCKHOLDERS' EQUITY

   STOCK OPTION PLAN

   In 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to bring the total number of shares reserved to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. As of December 31, 2000, the Company had 665,150 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 545,148 stock options were exercisable.

   The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2000 and 1999:


                                                 2000       1999
                                                 ----       ----
        Net income
            As reported                       $1,705,417  $605,201
            Pro forma                         $1,644,464  $389,887
        Basic earnings per common share
            As reported                       $     0.53  $   0.21
            Pro forma                         $     0.51  $   0.13

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes options-pricing model with the following weighted-average

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             For the Year Ended December 31,2000
--------------------------------------------------------------------------------

   NOTE 11 - STOCKHOLDERS' EQUITY (continued)

   assumptions for the years ended December 31, 2000 and 1999: dividend yields of 0% and 0%, respectively; expected volatility of 51% and 55%, respectively; risk-free interest rates of 5.8% and 6.3%, respectively; and expected lives of four and four years, respectively.

   The weighted-average fair value of options granted during the years ended December 31, 2000 and 1999 was $1.21 and $1.13, respectively, and the weighted-average exercise price was $6.00 and $6.00, respectively.

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

   The following summarizes the stock option transactions under the stock option plan:

                                                                   Weighted-
                                                      Stock         Average
                                                     Options       Exercise
                                                   Outstanding       Price
                                                   -----------     --------
         Balance, December 31, 1999                 584,500         $6.16
         Granted                                    131,650         $6.00
         Cancelled                                  (51,000)        $6.00
                                                   --------

            Balance, December 31, 2000              665,150         $6.14
                                                   ========

            Exercisable, December 31, 2000          545,148         $6.06
                                                   ========

   The weighted-average remaining contractual life of the options is 3.92 years at December 31, 2000.

   WARRANTS

   In 1998, the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $6.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company's

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             For the Year Ended December 31,2000
--------------------------------------------------------------------------------

   NOTE 11 - STOCKHOLDERS' EQUITY (continued)

   common stock as reported on the Nasdaq Small-Cap Market is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 1, 2001.

   In prior years, the Company entered into an underwriter warrant agreement in correlation with the Company's IPO to issue warrants to purchase 100,000 units at an initial exercise price of $9.60 per unit. The warrants may be exercised at any time from February 23, 2000 until February 23, 2004, the expiration date. The units consist of one fully-paid and non-assessable share of common stock and one warrant to purchase one share of common stock. The Company determined the relative fair value of the warrants at issuance was not material; accordingly no value has been assigned to these warrants.

   The Company granted warrants to purchase a total of 120,000 shares of common stock at an exercise price of $3.88 per share to a consultant. 70,000 warrants vested immediately, and 50,000 warrants vest on the earlier of (i) the date on which the closing price of a share of stock as reported on the NASDAQ Small-Cap Market is at least $7.00 for three consecutive trading days or (ii) the date on which the Company determines that the value of the services provided to the Company during the term of the agreement is sufficient to justify vesting. These warrants will expire and will not be exercisable on the date five years from the date of grant. Deferred compensation related to these consultant warrants has been recorded as a reduction of stockholders' equity and is being amortized to expense in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period.

   INITIAL PUBLIC OFFERING

   On February 23, 1999, the Company completed an initial public offering to offer up to $6,000,000 worth of shares of common stock consisting of 1,000,000 units at $6.00 per share. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. The Company generated $4,232,947, net of offering cost.

   TREASURY STOCK

   On November 2, 1999, the Company's Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to 100,000 shares of common stock from time to time in connection with employee benefit programs and other corporate purposes.

   As of December 31, 2000, 100,000 shares of the 100,000 authorized shares have been repurchased at a total cost of $359,350.

                                         U.S. LABORATORIES INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             For the Year Ended December 31,2000
--------------------------------------------------------------------------------

   NOTE 12 - SUBSEQUENT EVENTS

   On March 1, 2001, the Company acquired certain assets of AMEC Earth & Environmental Inc. for a purchase price of $175,000. The Company will record no goodwill in connection with this acquisition.

                            U.S. LABORATORIES INC.

                                 EXHIBIT INDEX
                                      TO
                         ANNUAL REPORT ON FORM 10-KSB

--------------------------------------------------------------------------------------------------------------------------
                                                                      Incorporated
 Exhibit               Description                                      Herein by                             Filed
   No.                                                                Reference To                           Herewith
--------------------------------------------------------------------------------------------------------------------------
   2.1         Stock Purchase Agreement between             Filed with the report on Form 8-K,
               the Company and BTC Laboratories,            filed with the Securities and
               Inc.                                         Exchange Commission on January 21,
                                                            2000
--------------------------------------------------------------------------------------------------------------------------
   2.2         Asset Purchase Agreement between             File with the reports on Form 8-K and
               the Company and Intertek, Inc.               Form 8-KA, filed with the Securities
                                                            and Exchange Commission on March 9,
                                                            2000 and October 2, 2000
--------------------------------------------------------------------------------------------------------------------------
   2.3         Stock Purchase Agreement between             Filed with Form 8-K filed with the
               the Company and Earth Consultants,           Securities and Exchange Commission on
               Inc.                                         December 12, 2000
--------------------------------------------------------------------------------------------------------------------------
   3.1         Amended and Restated Certificate of          Filed with the registration statement
               Incorporation of the Company                 on Form SB-2 filed with the
                                                            Securities and Exchange Commission on
                                                            October 29, 1998
--------------------------------------------------------------------------------------------------------------------------
   3.2         Amended and Restated by-laws of the          Filed with the registration statement
               Company                                      on Form SB-2 filed with the
                                                            Securities and Exchange Commission on
                                                            October 29, 1998
--------------------------------------------------------------------------------------------------------------------------
   4.1         Warrant Agreement, including Form            Filed with Amendment No. 2 to the
               of Warrant                                   registration statement on Form SB-2,
                                                            filed with the Securities and
                                                            Exchange Commission on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
   4.2         Form of Warrant Agency Agreement             Filed with the registration statement
                                                            on Form SB-2 filed with the
                                                            Securities and Exchange Commission on
                                                            October 29, 1998
--------------------------------------------------------------------------------------------------------------------------
   4.3         Specimen Certificate Representing            Filed with Amendment No. 2 to the
               Shares of Common Stock of the                registration statement on Form SB-2,
               Company                                      filed with the Securities and
                                                            Exchange Commission on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
   4.4         Revised Form of Underwriter'                 Filed with Amendment No. 2 to the
               Warrant                                      registration statement on Form SB-2,
                                                            filed with the Securities and
                                                            Exchange Commission on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
   4.6         Form of Promotional Shares Escrow            Filed with Amendment No. 2 to the
               Agreement                                    registration statement on Form SB-2,
                                                            filed with the Securities and
                                                            Exchange Commission on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                      Incorporated
 Exhibit               Description                                      Herein by                             Filed
   No.                                                                Reference To                           Herewith
--------------------------------------------------------------------------------------------------------------------------
      10.1     Bank Loan Agreement between North County     Filed with Amendment No. 2 to the
               Bank and the Company in Principal Amount     registration statement on Form SB-2, filed
               of $500,000                                  with the Securities and Exchange Commission
                                                            on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.2     Bank Loan Agreement between Bank of          Filed with Amendment No. 2 to the
               America and the Company                      registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.3     Lease for San Diego, California facility     Filed with Amendment No. 2 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.4     Bonus Employment Agreement of Dickerson      Filed with Amendment No. 1 to the
               Wright                                       registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 8, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.5     Bonus Employment Agreement of Gary Elzweig   Filed with Amendment No. 1 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 8, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.6     1998 Stock Option Plan                       Filed with Amendment No. 1 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 8, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.7     Form of Incentive Stock Option Agreement     Filed with Amendment No. 2 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.8     Form of Non-Qualified Stock Option Agreement Filed with Amendment No. 2 to the registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
      10.9     Employment Agreement of Martin B. Lowenthal  Filed with Amendment No. 3 to the registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.10     Employment Agreement of Dickerson Wright     Filed with Amendment No. 3 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                      Incorporated
 Exhibit               Description                                      Herein by                             Filed
   No.                                                                Reference To                           Herewith
--------------------------------------------------------------------------------------------------------------------------
     10.11     Employment Agreement of Gary Elzweig         Filed with Amendment No. 3 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.12     Employment Agreement of Donald C. Alford     Filed with Amendment No. 3 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.13     Employment Agreement of Joseph Wasilewski    Filed with the Company's Form 10-QSB filed
                                                            with the Securities and Exchange Commission
                                                            on November 23, 2000
--------------------------------------------------------------------------------------------------------------------------
     10.14     Form of Employee Warrant Agreement           Filed with Amendment No. 3 to the
                                                            registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.15     Bank Loan Agreement between North County     Filed with Amendment No. 3 to the
               Bank and the Company                         registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.16     Bonus Employment Agreement of Martin B.      Filed with Amendment No. 3 to the
               Lowenthal                                    registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.17     Bank Loan Agreement between North County     Filed with Amendment No. 3 to the
               Bank and the Company                         registration statement on Form SB-2, filed
                                                            with the Securities and Exchange Commission
                                                            on February 5, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.18     Loan Agreement between Merrill Lynch         Filed with Amendment No. 2 to the
               Business Financial Services and the          registration statement on Form SB-2, filed
               Company                                      with the Securities and Exchange Commission
                                                            on January 27, 1999
--------------------------------------------------------------------------------------------------------------------------
     10.19     1999 Stock Bonus Plan                        Filed with the Registration Statement on Form
                                                            S-8, filed with the Securities and Exchange
                                                            Commission on March 1, 2000
--------------------------------------------------------------------------------------------------------------------------
     10.20     Commercial Lease between Joseph              Filed with the Company's Form 10-KSB filed
               Wasilewski and the Company                   with the Securities and Exchange Commission
                                                            on March 30, 2000
--------------------------------------------------------------------------------------------------------------------------
     10.21     Commercial Lease between Joseph                                                                X
               Wasilewski and the Company
--------------------------------------------------------------------------------------------------------------------------
     10.22     Promissory Note with Dickerson Wright as maker, dated September 30, 2000                       X
--------------------------------------------------------------------------------------------------------------------------
      21.1     List of Subsidiaries                                                                           X
--------------------------------------------------------------------------------------------------------------------------
      23.1     Consent of Ernst & Young LLP                                                                   X
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                      Incorporated
 Exhibit               Description                                      Herein by                             Filed
   No.                                                                Reference To                           Herewith
--------------------------------------------------------------------------------------------------------------------------
      23.2     Consent of Singer Lewak Greenbaum &                                                            X
               Goldstein, LLP
--------------------------------------------------------------------------------------------------------------------------