Form 10QSB
period 2001-03-31
U S LABORATORIES INC
filed 2001-05-15
CIK 1068891

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ________TO________

Commission file number 0-25339

                            U.S. Laboratories Inc.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)
       -----------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                              -

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                              Outstanding as of May 4, 2001
-----                                              -----------------------------

Common Stock, $.01 par value per share                        3,391,415

Transitional Small Business Disclosure Format: Yes__  No  X
                                                          -

                            U.S. Laboratories Inc.

                                     Index

Part I - Financial Information                                                       Page
Item 1. Financial Statements

Consolidated Balance Sheets at
March 31, 2001 (unaudited) and December 31, 2000                                       3

Consolidated Statements of Income
For the Three Months ended March 31, 2001 and 2000 (unaudited)                         5

Consolidated Statements of Stockholders' Equity.
For the Three Months Ended March 31, 2001 (unaudited)                                  6

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000 (unaudited)                         7

Notes to Consolidated Financial Statements                                             9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                              16


Part II - Other Information

Item 2.   Changes in Securities                                                       20

Item 3.   Defaults upon Senior Securities                                             20

Item 4.   Submission of Matters to a Vote of Security Holders                         20

Item 5.   Other Information                                                           20

Item 6.   Exhibits and Reports on Form 8-K                                            20

Signatures                                                                            21

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               March 31, 2001 (unaudited) and December 31, 2000

                                    ASSETS

                                                       March 31,    December 31,
                                                          2001         2000
                                                          ----         ----
                                                      (unaudited)

Current assets
Cash and cash equivalents ........................    $   183,382   $   460,801
Accounts receivable, net of allowance for
  doubtful accounts of $548,956 and
  $606,874, respectively .........................      8,993,794     8,456,303
Unbilled receivables .............................        997,808       906,146
Prepaid expenses and other current assets ........        464,822       295,950
                                                      -----------   -----------

     Total current assets ........................     10,639,806    10,119,200

Furniture and equipment, net of accumulated
  depreciation of $2,056,941 and $1,892,178,
  respectively ...................................      2,185,540     1,942,192
Goodwill, net of accumulated amortization of
  $835,532 and $773,607, respectively ............      3,564,842     3,616,817
Other assets .....................................        318,202       331,961
                                                      -----------   -----------

     Total assets ................................    $16,708,390   $16,010,170
                                                      ===========   ===========


                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
               March 31, 2001 (unaudited) and December 31, 2000

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,       December 31,
                                                                   2001             2000
                                                                   ----             ----
                                                               (unaudited)
Current Liabilities
      Lines of credit ...............................           $  2,442,231    $  2,662,218
      Notes payable, current portion ................                360,691         499,212
      Accounts payable ..............................              1,220,154         913,663
      Accrued liabilities ...........................              1,935,144       1,962,069
      Deferred income taxes .........................                140,000         140,000
      Income taxes payable ..........................                719,834         449,296
                                                                ------------    ------------

           Total current liabilities ................              6,818,054       6,626,458

        Notes payable, net of current portion .......                732,812         753,583
                                                                ------------    ------------

           Total liabilities ........................              7,550,866       7,380,041

      Commitments and Contingencies

Stockholders' equity
      Preferred stock, $0.01 par value 5,000,000
           shares authorized none issued and
           outstanding ..............................                      -               -
      Common stock, $0.01 par value 50,000,000
           shares authorized 3,301,065 and 3,301,065
           shares issued and outstanding,
           respectively .............................                 33,010          33,010
      Treasury stock, at cost 38,935 shares .........               (157,423)       (157,423)
      Additional paid-in capital ....................              5,893,304       5,860,254
      Deferred compensation .........................               (134,822)       (159,900)
      Note receivable from stockholder ..............               (140,863)       (140,863)
      Retained earnings .............................              3,664,318       3,195,051
                                                                ------------    ------------

           Total stockholders' equity ...............              9,157,524       8,630,129

        Total liabilities and stockholders' equity...           $ 16,708,390    $ 16,010,170
                                                                ============    ============


                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        For the Three Months Ended March 31, 2001 and 2000 (unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2001            2000
                                                       ----            ----
                                                    (unaudited)    (unaudited)

Revenue........................................    $ 10,527,195    $  6,930,138

Cost of goods sold.............................       6,119,648       3,790,644
                                                   ------------    ------------

Gross profit...................................       4,407,547       3,139,494
                                                   ------------    ------------

Selling, general
and administrative expenses....................       3,559,394       2,406,927
                                                   ------------    ------------

Income from operations.........................         848,153         732,567
                                                   ------------    ------------

Other income (expense)
     Interest expense..........................         (72,630)        (66,393)
     Interest income...........................             448          10,221
     Other, net................................           6,179            (785)
                                                   ------------    ------------
       Total other income (expense)............         (66,003)        (56,957)

Income before provision for income taxes.......         782,150         675,610

Provision for income taxes.....................         312,883         293,215
                                                   ------------    ------------

Net income.....................................    $    469,267    $    382,395
                                                   ============    ============

     Basic.....................................    $       0.14    $       0.12
                                                   ============    ============
     Diluted...................................    $       0.14    $       0.12
                                                   ============    ============

Weighted average shares outstanding

     Basic Earnings Per Share..................       3,301,065       3,201,065
     Diluted Earnings Per Share................       3,340,920       3,201,065

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Three Months Ended March 31, 2001 (unaudited)

                                                          Common Stock                               Additional
                                                          ------------              Treasury          Paid-In
                                                    Shares          Amount           Stock            Capital
                                                    ------          ------           -----            -------
Balance, December 31, 2000...............         3,301,065        $ 33,010        $ (157,423)      $ 5,860,254

Deferred compensation related
     to stock options/warrants...........                                                                33,050

Amortization of deferred
     compensation........................

Net income...............................
                                                  ---------        --------        ----------       -----------

Balance, March 31, 2001..................         3,301,065        $ 33,010        $ (157,423)      $ 5,893,304
                                                  =========        ========        ==========       ===========
                                                                             Note
                                                                          Receivable
                                                      Deferred               From            Retained
                                                    Compensation         Stockholder         Earnings            Total
                                                    ------------         -----------         --------            -----
Balance, December 31, 2000...............           $ (159,900)          $ (140,863)       $ 3,195,051        $ 8,630,129

Deferred compensation related
     to stock options/warrants...........              (33,050)                                                         -

Amortization of deferred
     compensation........................               58,128                                                     58,128

Net income...............................                                                      469,267            469,267
                                                    ----------           ----------        -----------        -----------

Balance, March 31, 2001..................           $ (134,822)          $ (140,863)       $ 3,664,318        $ 9,157,524
                                                    ==========           ==========        ===========        ===========

                            See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2001 and 2000 (unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                     2001          2000
                                                                                     ----          ----
                                                                                  (unaudited)    (unaudited)
                                                                                  -----------    -----------
Cash flows from operating activities
         Net income ...........................................................   $   469,267    $   382,395
         Adjustments to reconcile net income to net cash flows from operating activities:
                      Amortization ............................................        52,050         47,145
                      Depreciation ............................................       164,763        119,806
                      Deferred Income Taxes ...................................            --        246,878
                      Loss on sales of furniture and equipment ................        (6,983)            --
         Changes in assets and liabilities, excluding the effects of businesses acquired:

                      Accounts receivable .....................................      (537,491)       114,804
                      Unbilled receivables ....................................       (91,662)      (205,859)
                      Prepaid expenses ........................................      (168,872)      (138,947)
                      Other assets ............................................        13,759         18,511
                      Accounts payable ........................................        32,104          3,170
                      Accrued liabilities .....................................         6,466         99,375
                      Income tax payable ......................................       270,538         (8,864)
                                                                                  -----------    -----------

           Net cash provided by operating activities ..........................       203,939        678,414
                                                                                  -----------    -----------

Cash flows from investing activities
         Purchase of furniture and equipment, net of disposals ................      (214,128)      (230,240)
         Acquisitions of businesses, net of cash acquired .....................      (162,338)    (2,886,839)
                                                                                  -----------    -----------
                         Net cash (used in) investing activities ..............      (376,466)    (3,117,079)
                                                                                  -----------    -----------

                            See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2001 and 2000 (unaudited)

                                                                   For the Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                       2001           2000
                                                                       ----           ----
                                                                   (unaudited)    (unaudited)
Cash flows from financing activities
      Increase in book overdraft ...............................   $   274,387    $   509,444
      (Repayments) borrowings on lines of credit, net ..........      (219,987)        92,809
      Advances to stockholders, net ............................            --           (149)
      (Repayments) borrowings on notes payable, net ............      (159,292)       492,797
      Issuance of common & treasury stock purchases ............            --         55,920
                                                                   -----------    -----------

          Net cash (used in) provided by financing activities...      (104,892)     1,750,821
                                                                   -----------    -----------

                  Net decrease in cash and cash equivalents.....      (277,419)      (687,844)

Cash and cash equivalents, beginning of period .................       460,801      1,217,527
                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................   $   183,382    $   529,683


Supplemental disclosures of cash flow information

             Interest paid .....................................   $    72,630    $    66,393
                                                                   ===========    ===========

             Income taxes paid .................................   $    75,359    $    50,000
                                                                   ===========    ===========

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2001 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

     U.S. Laboratories Inc. and its subsidiaries (collectively the "Company") offer engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and U.S. government agencies. The Company operates throughout the United States with facilities in California, New Jersey, Florida, Nevada, Washington and Virginia. Readers of this report should refer to additional information in the annual report filed on Form 10K-SB for December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General - Interim Unaudited Financial Information
     -------------------------------------------------
     As contemplated by the Securities and Exchange Commission under Item 310
     (B) of Regulation S-B, the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principals. The interim financial data is unaudited. However, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results for the interim periods. The Company's interim results are not necessarily indicative of the results to be expected for the full year.

     Principals of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of U.S. Laboratories Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Furniture and Equipment
     -----------------------
     Furniture and equipment, including equipment under capital leases, are recorded at cost, less accumulated depreciated and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives ranging from 3 to 7 years.

     Maintenance, repairs, and minor renewals are expensed as incurred. Expenditures for additions and major improvements are capitalized. Gains and losses on disposals are included as other income (expense) in the statements of income.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2001 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill
     --------
     Goodwill is being amortized over a period not exceeding twenty years. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated value of goodwill may not be recoverable. When factors indicate that the value of goodwill may be impaired, the Company estimates the remaining value and reduces goodwill to that amount.

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

     The Company records work-in progress revenue on a percentage of completion method whereby income is recognized by a comparison of the work completed with the total estimate of work to be completed. All work-in-progress is expected to be billed within one year.

     Income Taxes
     ------------
     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax law and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2001 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     -----------------------------------
     For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

     Concentration of Risk
     ---------------------
     The Company provides contract services to construction companies and U.S. government agencies, primarily in California, New Jersey, Florida, Nevada, Washington and Virginia. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses

     Net Income Per Share
     --------------------
     For the three months ended March 31, 2000 and 2001, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

     Recently Issued Accounting Pronoucements
     ----------------------------------------
     In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138; this pronouncement is effective for financial statements of fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, as amended did not have a material effect, if any, on the Company's interim financial position or results of operations.

     Reclassifications
     -----------------
     The Company has reclassified certain prior year financial statement accounts to conform to current year presentations.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2001 (unaudited)

NOTE 3 - CASH AND CASH EQUIVALENTS

     The Company maintains cash deposits at banks located in California, Nevada, Florida, Virginia, Washington and New Jersey. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any uninsured losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                                 March 31,    December 31,
                                                   2001           2000
                                                   ----           ----
     Automobiles and trucks..................   $1,519,005    $1,500,860
     Furniture and fixtures..................      586,276       518,502
     Office hardware and software............      678,503       548,377
     Machinery and equipment.................    1,181,447       977,544
     Leasehold improvements..................      277,250       289,087
                                                ----------    ----------
                                                 4,242,481     3,834,370
     Less: accumulated depreciation..........    2,056,941     1,892,178
                                                ----------    ----------
          Total..............................   $2,185,540    $1,942,192
                                                ==========    ==========

NOTE 5 - LINES OF CREDIT

     The Company has a $6,000,000 revolving working capital line of credit facility. This $6,000,000 line of credit expires on May 31, 2002. At March 31, 2001, the working capital line of credit balance was $2,442,231 and at December 31, 2000 the balance was $2,662,218.

     The Company has a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and is renewable annually. At March 31, 2001, this vehicle line of credit was unused and available for future use.

     The Company had a $200,000 capital purchases line of credit facility that was converted to a five year term loan in August 2000. At March 31, 2001, this capital purchases term loan balance was $173,122; included in long term debt was $148,497 and $24,625 was included as short term debt.

     All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest at the variable prime rate.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2001 (unaudited)

NOTE 6 - NOTES PAYABLE

  Notes payable consisted of the following:                            March 31,          December 31,
                                                                         2001                2000
                                                                         -----               ----
  Acquisitions Notes:
  ------------------

  Note payable to former stockholder of Wyman
    Enterprises, Inc.  The amount is to be
    paid in two annual installments
    of $75,000 beginning March 25, 2001..........................    $      75,000     $     150,000

  Note payable to former stockholder of Advanced
    Geo Materials Inc.  The amount is to be
    paid in installments commencing
    October 15, 2000.............................................           48,243            47,490

  Note payable to former stockholders of Sage Engineering
    Inc. in connection with its acquisition
    The amount is to be paid in installments
    commencing February 1, 2001..................................           23,354            47,687

  Note payable to former stockholders of Earth
    Consultants Inc. The amount is to be paid
    in installments commencing November 30, 2001.................          331,290           323,159

  Unless stated otherwise, notes payable bear interest at the prime rate at the date of acquisition, which ranges from 8% to 9%.

  Other Notes:
  -----------
  Notes payable to various motor credit
    Corporations, collateralized by
    Applicable equipment.  Monthly payments
    include interest ranging from
    7.75% to 13.5% per annum.....................................          442,494             498,017

  Note payable to Bank of America in connection
    with the purchase of equipment.  The amount is
    to be paid starting September 30, 2000 in
    monthly payments at the variable prime rate..................          173,122             186,442
                                                                     -------------     ---------------
                                                                         1,093,503           1,252,795
  Less: current portion..........................................          360,691             499,212
  Long term portion..............................................    $     732,812     $       753,583

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2001 (unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS

     Due from Stockholder

     At March 31, 2001 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment and is non-interest bearing. At December 31, 2000 the amount was $140,863. The amounts are shown in stockholders' equity.

NOTE 8 - STOCK OPTION PLAN

     In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. At March 31, 2001, the Company had 720,950 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 590,495 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

NOTE 9 - WARRANTS

     In July 1998, the Board of directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $5.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company's common stock as reported on the Nasdaq Small Cap Market is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expire upon the earlier of termination or November 9, 2003.

     The Company has granted warrants to purchase shares of common stock to consultants. As of March 31, 2001, consultants held warrants to purchase a total of 185,000 shares of common stock. Deferred compensation related to these consultant warrants has been recorded as a reduction of stockholders' equity and is being amortized to expense in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2001 (unaudited)

NOTE 10 - ACQUISITIONS

     In March 2001, the Company acquired certain assets of AMEC Earth & Environmental Inc. for a purchase price of $175,000. The Company recorded no goodwill in connection with this acquisition. This acquisition was recorded by the Company under the purchase method of accounting.

NOTE 11 - SEGMENT DISCLOSURE

     The Company has adopted Statement of Financial Accounting Standards No. 131
     - Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). The Company's business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States. In accordance with the provisions of SFAS 131, the Company has concluded that its operations may be aggregated into one reportable segment for purposes of this disclosure.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                MARCH 31, 2001

NOTE 12 - EARNINGS PER SHARE DATA

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                             Three Months Ended
                                                   March
                                            2001            2000
                                            ----            ----
      Basic
      -----
      Net Income                        $    469,267     $    382,395
                                        ------------     ------------

      Average shares outstanding           3,301,065        3,201,065
      Basic EPS                                 0.14             0.12

      Diluted:
      -------
      Net Income                        $    469,267     $    382,395
                                        ------------     ------------

      Average shares outstanding           3,301,065        3,201,065
      Net effect of dilutive stock
      options & warrants - based on
      the treasury stock method               39,855                0
                                        ------------     ------------
        Totals                             3,340,920        3,201,065
      Diluted EPS                       $       0.14     $       0.12

      During the first quarter of 2001, 39,855 warrants to consultants were exercisable at prices of $3.88 to $4.50.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

      Three Months Ended March 31, 2001 and 2000.

      Revenue. Revenue for the three months ended March 31, 2001 was $10,527,195, an increase of 52% over the same period in 2000. The increase was due to revenue from internal operations of $10,490,003 and from acquisitions of $37,192. The Company increased its revenues through internal growth, the result of earlier acquisitions and an influx of major contracts primarily in the New Jersey, California and Texas operations of the Company.

     Gross Profit. Gross profit for the three months ended March 31, 2001 was $4,407,547, an increase of 40% over the same period in 2000. This increase in gross profit was due primarily to the increase in revenues described above. The gross profit was 41.9% for the first quarter 2001 as compared to 45.3% for the first quarter 2000.

     The decrease in our overall gross profit between periods is attributable to various factors. During the first quarter 2001, inclement weather conditions in California and New Jersey negatively impacted the Company's gross margins.

     Additionally, Unitek Technical Services, Inc., a subsidiary, is a high volume, lower margin business than the core testing/inspection business and this was also a contributory factor to the overall decline in gross margins for the first quarter 2001. The Company purchased Unitek on February 26, 2000. Therefore, Unitek's results were not fully included in the first quarter 2000, while they were included for a full quarter in 2001.

     Income Before Provision for Income Taxes. Income before provision for income taxes for the three months ended March 31, 2001 was $4,848,153, an increase of 16% over the same period in 2000. The profit increased primarily due to acquisitions in the year 2000, while selling, general and administrative ("SG&A") expenses decreased as a percentage of revenues.

     In the first quarter 2001, the Company experienced unrealized trading losses, due to stock market fluctuations of approximately $20,000 on the cash surrender value of our key man life insurance policies before the policies were changed to managed accounts.

     In the first quarter 2001, the Company recorded non-employee compensation expense of approximately $58,000 for warrants issued to the Company's outside investor relations consultants.

     For the three months ended March 31, 2001, the SG&A expenses for the Company increased by $1,152,467 over the comparable three month period ending March 31, 2000. This increase is primarily due to increased travel costs for the mergers and acquisition department and additional management personnel required to manage the additional acquisitions made in the year 2000.

     On a percentage basis, the SG&A expenses decreased as a percentage of revenue to 34% in the three month period ending March 31, 2001 from 35% in the comparable three month period ended March 31, 2000.

     Interest Expense. Interest expense was $72,630 for the three months ended March 31, 2001, an increase of $16,237 over the same period in 2000. Interest expense increased due primarily to funding the cost of the acquisitions.

     Net Income. Net income for the three months ended March 31, 2001 was $469,267, an increase of 23% over the same period in 2000. The increase in net income was primarily due to the inclusion of the results of acquisitions made in the year 2000 and the decrease as a percentage of revenue in SG&A expenses. The combined effective tax rate for the three months ending March 31, 2001 was 40%, whereas the combined effective tax rate for the three months ending March 31, 2000 was 43.4%. The Company anticipated an overall reduction in its effective tax rate for the first quarter 2001 due to research and development credits available to the Company.

     The SG&A expenses decreased to 34% as a percentage of revenue in the three months ending March 31, 2001 from 35% in the comparable three month period March 31, 2000. This decrease is due primarily to the decentralized management approach of the Company's operations which was also a contributing factor to the increase in net income.

Liquidity and Capital Resources

     During the three months ended March 31, 2001, the Company's net cash provided by operating activities was $203,939, a decrease of 70% over the same period in 2000, primarily due to the increase in accounts receivable and unbilled receivables balances at the end of the first quarter 2001. This is also partially due to increased billings in the quarter and the start up of several large projects.

     In the first quarter 2001, the Company entered into a $6,000,000 revolving working capital line of credit facility as part of the Company's ongoing efforts to ensure appropriate levels of liquidity. At March 31, 2001, this working capital line of credit balance was $2,442,231, and is included as a current liability. This line of credit expires on May 31, 2002.

     In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit was used for equipment purchases of the company and at the end of August, 2000 this facility converted to a five year term loan. At March 31, 2001, the balance was $173,122,with $148,497 treated as long term debt and $24,625 treated as short term debt.

     In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and is renewable annually. At March 31, 2001, this vehicle line of credit was unused and available for future use.

     All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest at the variable prime rate.

     Management believes that its available cash and cash equivalents as well as cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company, nevertheless, is currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions. During the remainder of 2001, Company intends to actively continue its search for acquisitions in order to expand its geographical representation and enhance its technical capabilities.

of 2001, the Company intends to actively continue its search for acquisitions in order to expand its geographical representation and enhance its technical capabilities.

Acquisitions

     In March 2001, the Company acquired certain assets of AMEC Earth & Environmental Inc. for a purchase price of $175,000. The Company recorded no goodwill in connection with this acquisition. This acquisition was recorded by the Company under the purchase method of accounting.

Management Indebtedness

     At March 31, 2001 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment, is non interest bearing and is included in stockholders' equity.

Inflation

     Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

     Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At December 31, 2000, we had approximately $26.4 million of gross revenue backlog. The backlog increased to $29.9 million as of March 31, 2001, an increase of $3.5 million or 13%.

Forward Looking and Cautionary Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute `forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's failure to continue to develop and market new innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the Company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the Company's distributors or resellers; the Company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in the Company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

                                    Part II

Item 2.  Change in Securities.

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6.   Exhibits and Reports Form 8-K

     a.   Exhibits

          None

     b.   Reports on Form 8-K

          None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. Laboratories Inc.



Dated: May 14, 2001              /s/ Dickerson Wright
                                 --------------------
                                 Dickerson Wright, President



Dated: May 14, 2001              /s/ Joseph M. Wasilewski
                                 ------------------------
                                 Joseph M. Wasilewski,
                                 Vice President and Chief Financial Officer