Form 10QSB
period 2001-06-30
U S LABORATORIES INC
filed 2001-08-14
CIK 1068891

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30,
     2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ________ TO ________

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

                                 858-715-5800
                                 ------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                          Outstanding as of August 9, 2001
-----                                          --------------------------------

Common Stock, $.01 par value per share                    4,700,100

Transitional Small Business Disclosure Format: Yes      No  X
                                                   ---     ---

                            U.S. Laboratories Inc.

                                     Index

Part I - Financial Information                                                     Page

Item 1. Financial Statements

Consolidated Balance Sheets at
June 30, 2001 (unaudited) and December 31, 2000                                      3

Consolidated Statements of Income
For the Three Months and Six Months ended June 30, 2001
and 2000 (unaudited)                                                                 5

Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2001 (unaudited)                                   6

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000 (unaudited)                          7

Notes to Consolidated Financial Statements                                           9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              16


Part II - Other Information

Item 2.  Changes in Securities                                                      21

Item 3.  Defaults upon Senior Securities                                            21

Item 4.  Submission of Matters to a Vote of Security Holders                        21

Item 5.  Other Information                                                          21

Item 6.  Exhibits and Reports on Form 8-K                                           22

Signatures                                                                          23

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 June 30, 2001(unaudited) and December 31, 2000

                                     ASSETS

                                                                 June 30,            December 31,
                                                                   2001                  2000
                                                                -----------          ------------
                                                                (unaudited)

Current assets
    Cash and cash equivalents................................   $ 7,121,837           $   460,801
    Accounts receivable, net of allowance for
    doubtful accounts of $561,677 and
    $606,874, respectively...................................    10,185,559             8,456,303
    Unbilled receivables.....................................     1,050,172               906,146
    Prepaid expenses and other current assets................       594,722               295,950
                                                                -----------           -----------

       Total current assets..................................    18,952,290            10,119,200

Furniture and equipment, net of accumulated
    depreciation of $1,980,076 and $1,892,178,
    respectively.............................................     2,284,189             1,942,192
Goodwill, net of accumulated amortization of
    $897,768 and $773,607, respectively......................     3,508,615             3,616,817
Other assets.................................................       426,817               331,961
                                                                -----------           -----------

       Total assets..........................................   $25,171,911           $16,010,170
                                                                ===========           ===========

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                June 30, 2001 (unaudited) and December 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30,            December 31,
                                                                            2001                  2000
                                                                        -----------           -----------
                                                                        (unaudited)
Current Liabilities
     Lines of credit.................................................   $        -            $ 2,662,218
     Notes payable, current portion..................................       520,492               499,212
     Accounts payable................................................     1,676,751               913,663
     Accrued liabilities.............................................     2,032,744             1,962,069
     Deferred income taxes...........................................       140,000               140,000
     Income taxes payable............................................             -               449,296
                                                                        -----------           -----------
         Total current liabilities...................................     4,369,987             6,626,458

Notes payable, net of current portion................................       662,353               753,583
                                                                        -----------           -----------

         Total liabilities...........................................     5,032,340             7,380,041

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $0.01 par value
       5,000,000 shares authorized
       none issued and outstanding...................................             -                     -
     Common stock, $0.01 par value
       50,000,000 shares authorized
       4,643,056 and 3,301,065 shares
       issued and outstanding, respectively..........................        46,431                33,010
     Treasury stock, at cost 38,935 shares...........................      (157,423)             (157,423)
     Additional paid-in capital......................................    16,100,060             5,860,254
     Deferred compensation...........................................       (74,633)             (159,900)
     Note receivable from stockholder................................      (140,863)             (140,863)
     Retained earnings...............................................     4,365,999             3,195,051
                                                                        -----------           -----------
         Total stockholders' equity..................................    20,139,571             8,630,129
                                                                        -----------           -----------

     Total liabilities and stockholders' equity......................   $25,171,911           $16,010,170
                                                                        ===========           ===========

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
  For the Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)

                                                        For the Three Months Ended               For the Six Months Ended
                                                                 June 30,                               June 30,
                                                      -----------------------------          ------------------------------
                                                          2001              2000                 2001              2000
                                                      -----------        ----------          -----------        ------------
                                                      (unaudited)        (unaudited)         (unaudited)         (unaudited)
Revenue.......................................        $12,838,987        $9,011,820          $23,366,182        $15,941,958
Cost of goods sold...........................           7,680,012         5,184,651           13,799,660          8,975,295
                                                      -----------        ----------          -----------        -----------
Gross profit....................................        5,158,975         3,827,169            9,566,522          6,966,663
                                                      -----------        ----------          -----------        -----------
Selling, general
and administrative expenses.....................        3,917,136         2,995,753            7,476,530          5,402,680
                                                      -----------        ----------          -----------        -----------
Income from operations..........................        1,241,839           831,416            2,089,992          1,563,983
                                                      -----------        ----------          -----------        -----------
Other income (expense)
     Interest expense...........................          (50,289)          (60,621)            (122,919)          (127,014)
     Interest income............................            3,140                 -                3,588             10,221
     Other, net.................................          (23,016)          (21,310)             (16,837)           (22,095)
                                                      -----------        ----------          -----------        -----------
           Total other income (expense).........          (70,165)          (81,931)            (136,168)          (138,888)


Income before provision for income taxes........        1,171,674           749,485            1,953,824          1,425,095

Provision for income taxes......................          469,993           324,932              782,876            618,147
                                                      -----------        ----------          -----------        -----------
Net income......................................      $   701,681        $  424,553          $ 1,170,948        $   806,948
                                                      ===========        ==========          ===========        ===========
Earnings per share
     Basic......................................              .19               .13                  .33                .25
                                                      ===========        ==========          ===========        ===========
     Diluted....................................              .16               .13                  .30                .25
                                                      ===========        ==========          ===========        ===========
Weighted average shares outstanding
     Basic......................................        3,705,335         3,201,065            3,504,317          3,201,065
     Diluted....................................        4,480,946         3,201,065            3,928,455          3,201,065

                            See accompanying notes.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 2001 (unaudited)

                                           Common Stock                          Additional
                                      -----------------------     Treasury        Paid-In         Deferred
                                        Shares       Amount        Stock          Capital       Compensation
                                      ---------     ---------   ----------     ------------     --------------
Balance, December 31, 2000            3,301,065    $ 33,010     $ (157,423)    $  5,860,254   $     (159,900)

Deferred compensation related
   to stock options/warrants....                                                     33,050          (33,050)

Amortization of deferred
   compensation.................                                                                     118,317

Exercise of common stock
   options (net of taxes).......        178,750       1,788                       1,499,713


Redemption of common stock
   warrants (net of costs)......      1,163,241      11,633                       8,707,043


Net income................
                                     ----------    --------     ----------     ------------   --------------

Balance, June 30, 2001                4,643,056    $ 46,431     $ (157,423)    $ 16,100,060   $      (74,633)
                                     ==========    ========     ==========     ============   ==============

                                          Note
                                       Receivable
                                          From          Retained
                                       Stockholder      Earnings          Total
                                      ------------     -----------     ------------
Balance, December 31, 2000           $    (140,863)    $ 3,195,051     $  8,630,129

Deferred compensation  related
   to stock options/warrants....                                               -

Amortization of deferred
   compensation.................                                           118,317

Exercise of common stock
   options (net of taxes).......                                         1,501,501

Redemption of common stock
   warrants (net of costs)......                                         8,718,676

Net income......................                         1,170,948       1,170,948
                                     -------------     -----------     -----------
Balance, June 30, 2001               $    (140,863)    $ 4,365,999     $20,139,571
                                     =============     ===========     ===========

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 2001 and 2000 (unaudited)

                                                                           For the Six Months Ended
                                                                           -------------------------
                                                                                   June 30,
                                                                                   --------
                                                                          2001                2000
                                                                          ----                ----
                                                                       (unaudited)         (unaudited)
                                                                       ------------        ------------
Cash flows from operating activities
       Net income...................................................   $    1,170,948      $      806,948
       Adjustments to reconcile net income
        to net cash flows from operating
        activities:
            Amortization............................................          108,202              97,823
            Depreciation............................................          359,209             264,655
            Deferred Income Taxes...................................                -              (5,267)
            Loss on sales of furniture and equipment................          (16,162)                  -
       Changes in assets and liabilities, excluding
       the effects of businesses acquired:
            Accounts receivable.....................................       (1,729,256)           (866,059)
            Unbilled receivables....................................         (144,026)           (233,552)
            Prepaid expenses........................................         (298,772)           (189,526)
            Other assets............................................          (94,856)            (53,767)
            Accounts payable........................................          508,883            (579,437)
            Accrued liabilities.....................................          131,280           1,053,428
            Income tax payable......................................         (449,296)           (317,621)
                                                                          -----------         -----------
       Net cash used in operating activities........................         (453,846)            (22,375)
                                                                          -----------         -----------

Cash flows from investing activities
       Purchase of furniture and equipment, net of disposals                 (498,044)           (507,697)
       Acquisitions of businesses, net of cash acquired                      (162,338)         (2,906,839)
                                                                          -----------         -----------
            Net cash used in investing activities...................         (660,382)         (3,414,536)
                                                                          -----------         -----------

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 2001 and 2000 (unaudited)


                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                   2001                   2000
                                                                                -----------            -----------
                                                                                (unaudited)            (unaudited)
Cash flows from financing activities
     Increase in book overdraft.......................................   $          254,205      $       297,266
     (Repayments) borrowings on lines of credit, net..................           (2,662,218)           1,613,590
     Advances to stockholders, net....................................                    -                 (149)
     (Repayments) borrowings on notes payable, net....................              (69,950)             530,691
     Issuance of common stock.........................................           10,253,227               51,595
                                                                          ------------------      ----------------

            Net cash provided by financing activities.................            7,775,264            2,492,993
                                                                          ------------------      ----------------

                Net increase (decrease) in cash and cash equivalents..            6,661,036             (943,918)

Cash and cash equivalents, beginning of period........................              460,801            1,217,527
                                                                          ------------------      ----------------

Cash and cash equivalents, end of period..............................   $        7,121,837      $       273,609


Supplemental disclosures of cash flow information

            Interest paid.............................................   $          122,919      $       127,014
                                                                          ==================      ================

            Income taxes paid.........................................   $          860,644      $       364,700
                                                                          ==================      ================

                            See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 2001 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

     U.S. Laboratories Inc. and its subsidiaries (collectively the "Company") offer engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and various government agencies. The Company operates throughout the United States with facilities in California, New Jersey, Florida, Nevada, Washington and Virginia. Readers of this report should refer to additional information included in the annual report filed on Form 10K-SB for the year ended December 31, 2000.

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

     Unbilled Receivables
     --------------------

     Unbilled receivables represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

     Revenue Recognition
     -------------------

     Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the duration of the contract which approximates the percentage of completion method. At the time losses on a contract become known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on its contracts.

     Net Income Per Share
     --------------------

     For the six months ended June 30, 2000 and 2001, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           June 30, 2001 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements
     -----------------------------------------

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $216,000 ($.05 per share) per year based on current outstanding shares. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     Reclassifications
     -----------------
     The Company has reclassified certain prior year financial statement accounts to conform to the current year presentation.

NOTE 3 - CASH AND CASH EQUIVALENTS

     The Company maintains cash deposits at banks insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any uninsured losses in such accounts and believes it is not exposed to any significant credit risk on cash.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           June 30, 2001 (unaudited)

NOTE 4 - FURNITURE AND EQUIPMENT

     Furniture and equipment consisted of the following:

                                             June 30,       December 31,
                                               2001             2000
                                   --------------------------------------
Automobiles and trucks                       $1,521,271        $1,500,860
Furniture and fixtures                          464,472           518,502
Office hardware and software                    754,600           548,377
Machinery and equipment                       1,223,009           977,544
Leasehold improvements                          300,913           289,087
                                   --------------------------------------
                                              4,264,265         3,834,370
Less: accumulated depreciation                1,980,076         1,892,178
                                   --------------------------------------

         Total                               $2,284,189        $1,942,192
                                   ======================================



NOTE 5 - LINES OF CREDIT

     The Company has a $6,000,000 revolving working capital line of credit facility. This $6,000,000 line of credit expires on May 31, 2002. At June 30, 2001, the working capital line of credit balance was $0 and at December 31, 2000 the balance was $2,662,218.

     The Company has a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and is renewable annually and is included in notes payable. At June 30, 2001, this note payable balance was $37,058, of which $26,985 was included in long term debt and $10,073 was included as short term debt on the balance sheet.

     The Company has a $525,000 capital purchases line of credit facility. At June 30, 2001, this line of credit balance was $0.

     All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest based on the variable prime rate except for the $525,000 capital purchases line of credit facility which is a fixed rate loan.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           June 30, 2001 (unaudited)

NOTE 6 - NOTES PAYABLE

     Notes payable consisted of the following:

                                                                            June 30,              December 31,
                                                                              2001                    2000
                                                                            --------              ------------
     Acquisition Notes:
     -----------------

     Note payable to former stockholder of Wyman
           Enterprises, Inc.  The amount is to be paid
           on March 25, 2002.                                              $   75,000              $  150,000

     Note payable to former stockholder of
           Advanced Geo Materials Inc.  The
           amount is paid in installments
           commencing October 15, 2000.                                        48,996                  47,490

     Note payable to former stockholders
           of Sage Engineering Inc. in connection
           with its acquisition.  The amount is
           paid in installments commencing
           February 1, 2000.                                                   23,847                  47,687

     Note payable to former stockholders of
           Earth Consultants Inc.  The amount is to
           be paid in installments commencing
           November 30, 2001.                                                 339,424                 323,159

     Unless stated otherwise, notes payable bear interest at the prime rate at the date of acquisition, which ranged from 8% to 9%.

     Other Notes:
     -----------

     Notes payable to various motor credit
           corporations, collateralized by
           applicable equipment.  Monthly
           payments include interest ranging from
           7.75% to 13.5%.                                                    532,443                 498,017

     Note payable to Bank of America in connection
           with the purchse of equipment.  The amount is
           to be paid starting September 30, 2000 in
           monthly payments at the variable prime rate                        163,135                 186,442
                                                                           ----------              ----------
                                                                            1,182,845               1,252,795
     Less: current portion                                                    520,492                 499,212
     Long term portion                                                     $  662,353              $  753,583

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           June 30, 2001 (unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS

     Due from Stockholder

     At June 30, 2001 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment and is non-interest bearing. The amount is shown in stockholders' equity.

NOTE 8 - STOCK OPTION PLAN

     In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. At June 30, 2001, the Company had 537,100 stock options outstanding at an exercise price ranging from $6.00 to $6.60 per share, of which 441,796 stock options were exercisable. The Board of Directors also approved the grant of an additional 62,500 options to various employees under the plan.

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

     The Company has granted warrants to purchase shares of common stock to consultants. As of June 30, 2001 consultants held warrants to purchase a total of 129,535 shares of common stock. Deferred compensation related to these consultant warrants has been recorded as a reduction of stockholders' equity and is being amortized to expense in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           June 30, 2001 (unaudited)

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

NOTE 12 - CONTINGENT MATTERS

     The Company is involved in various legal and claim proceedings which are incidental to its business, and in the Company's opinion will not have a material adverse effect upon the Company's financial position.

NOTE 13 - CAPITALIZATION

     The Company's Board of Directors announced in the second quarter, 2001 to call approximately 1,163,000 redeemable common stock purchase warrants outstanding for a price of $7.80. The Company engaged an outside investment firm to act as the solicitation agent in connection with the exercise of the Company's public warrants. The warrants expired on June 18, 2001. The Company received $8,707,043 as a result of the redemption, net of costs. Remaining common stock purchase warrants of 14,174, outstanding as of June 30, 2001, will be redeemed at a price of $.01.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           June 30, 2001 (unaudited)

NOTE 14 - EARNINGS PER SHARE DATA

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                            Three Months Ended                     Six Months Ended
                                                 June 30,                              June 30,
                                         2001               2000               2001                2000
                                       ---------          ---------          ---------           ---------
Basic:
------
Net Income                        $        701,681    $       424,553    $     1,170,948    $        806,948
                                   ----------------     --------------    ----------------    ---------------
Average shares outstanding               3,705,335          3,201,065          3,504,317           3,201,065

Basic EPS                         $            .19    $           .13    $           .33    $            .25



Diluted:
-------
Net Income                        $        701,681    $       424,553    $     1,170,948    $        806,948
                                   ----------------     --------------    ----------------    ---------------


Average shares outstanding               3,705,335          3,201,065          3,504,317           3,201,065

Net effect of dilutive stock
options & warrants - based on
the treasury stock method                  775,611                  0            424,138                   0
                                   ----------------     --------------    ----------------    ---------------
     Totals                              4,480,946          3,201,065          3,928,455           3,201,065
Diluted EPS                       $            .16    $           .13    $           .30    $            .25


     During the second quarter of 2001, 185,000 warrants to consultants were exercisable at prices of $3.88 to $4.50.

     During the second quarter of 2001, employees exercised stock options to acquire 122,750 shares at an exercise price of $6.00 per share.

     During the second quarter of 2001, underwriters, ex-employees and consultants exercised stock options to acquire 56,000 shares at an exercise price of $6.00 per share.

     During the second quarter of 2001, the Company called its outstanding warrants whereby 1,163,241 warrants were exercised at approximately $7.80 and remaining common stock purchase warrants of 14,174 outstanding as of June 30, 2001, will be redeemed at a price of $.01.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

     Three and Six Months Ended June 30, 2001 and 2000.

     Revenue. Revenue for the three months ended June 30, 2001 was $12,838,987, an increase of 43% over the same period in 2000 and the highest for any quarter in the Company's history. The increase was due to revenue from internal operations of $12,505,309 and from a current year acquisition of $333,678. Revenues for the six months ended June 30, 2001 was $23,366,182 verses $15,941,958 for the same six month period ending June 30, 2000, for an increase of 47%. The Company increased its revenues through internal growth, the result of earlier acquisitions and an influx of major contracts primarily in the New Jersey and Virginia operations of the Company.

     Gross Profit. Gross profit for the three months ended June 30, 2001 was $5,158,975, an increase of 35% over the same period in 2000. Gross profit for the six months ended June 30, 2001 was $9,566,522, an increase of 37% over the same period in 2000. This increase in gross profit was due primarily to the increase in revenues described above. However, the gross profit as a percentage of revenues was 40% for the second quarter 2001 as compared to 43% for the second quarter 2000.

     The decrease in our overall gross profit percentage between periods is attributable to various factors. In the second quarter 2001, the Company opened additional branch offices in Tampa, Florida and Philadelphia, Pennsylvania and completed the relocation of its offices in Plantation, Florida and Irvine, California to larger facilities. The Las Vegas, Nevada office and the recent AMEC acquisition in the first quarter were also relocated into one office. These relocations negatively impacted the second quarter productivity.

     Unitek Technical Services, Inc., a subsidiary, is a high volume, lower margin business than the core testing/inspection business and was also a contributory factor to the overall decline in gross margins for the second quarter 2001. The Company purchased Unitek on February 26, 2000, and the results were included for six months in 2001.

    Selling General and Administrative (SG&A). For the three and six months ended June 30, 2001, SG&A expenses for the Company increased by $921,383 and $2,073,850, respectively, over the comparable periods ending June 30, 2000. This increase is primarily due to increased travel costs for the mergers and acquisition department and additional management personnel and related expenses required to manage the additional acquisitions made in 2000 and 2001. As a percentage of revenues, the SG&A expenses declined to 31% for the second quarter 2001 as compared to 33% at the same time last year.

     On a percentage basis, the SG&A expenses decreased as a percentage of revenue to 32% in the six month period ending June 30, 2001 from 34% in the comparable six month period ended June 30, 2000.

     For the three and six months ended June 30, 2001, the Company amortized $61,924 and $108,202 respectively in goodwill expense for prior acquisitions which is included in SG&A expense. Goodwill is being amortized over a period not exceeding twenty years.

     Interest Expense. Interest expense for the three and for the six months ended June 30, 2001, decreased $10,332 and $4,095 over the same periods in 2000. Interest expense decreased due primarily to paying down our line of credit in the second quarter, 2001.

     Income Before Provision for Income Taxes. Income before provision for income taxes for the three months ended June 30, 2001 was $1,171,641, an increase of 56% over the same period in 2000. For the six months ending June 30, 2001, the income before provision income taxes was $1,953,824 verses $1,425,095 for the six months ended June 30, 2000 for an increase of 37%. Both the three and six month 2001 periods were the highest for either periods in the Company's history. The profit increased primarily due to acquisitions in the years 2000 and 2001, while selling, general and administrative ("SG&A") expenses decreases as a percentage of revenue.

     Provision for Income Taxes. The combined effective tax rate for the three and six months ending June 30, 2001 was approximately 40%, whereas the combined effective tax rate for the three and six months ending June 30, 2000 was approximately 43%. The Company anticipated an overall reduction in its effective tax rate for the first and second quarters 2001 due to research and development tax credits.

     Net Income. Net income for the three and six months ended June 30, 2001 was $701,681 and $1,170,948, respectively an increase of 65% and 45%, respectively over the same periods in 2000. The increase in net income was primarily due to the inclusion of the results of acquisitions made in 2000 and 2001 and the decrease as a percentage of revenue in SG&A expenses. This decrease is due primarily to the decentralized management approach of the Company's operations, which was also a contributing factor to the increase in net income.

Liquidity and Capital Resources

     During the six months ended June 30, 2001, the Company's net cash used by operating activities was $453,846, a decrease of $431,471 over the same period in 2000, primarily due to the increase in accounts receivable and decrease in income taxes payable balances at the end of the second quarter 2001. Accounts receivable increased due to increased billings in the quarter and the taxes payable decreased by $428,970 due to the exercise of employee stock options.

     In the second quarter 2001, the Company entered into a $6,000,000 revolving working capital line of credit facility as part of the Company's ongoing efforts to ensure appropriate levels of liquidity. At June 30, 2001, this working capital line of credit balance was $0. This line of credit expires on May 31, 2002.

     In the third quarter 1999, the Company entered into a $200,000 capital purchases line of credit facility. This line of credit was used for equipment purchases of the company and at the end of August, 2000 this facility converted to a five year term loan. At June 30, 2001, the note payable balance was $163,135,with $138,507 treated as long term debt and $24,628 treated as short-term debt.

     In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and is renewable annually. At June 30, 2001, this note payable was $37,058; included in long term debt was $26,985 and $10,073 was included as short term on the balance sheet.

     In the second quarter 2001, the Company entered into a $525,000 capital purchases line of credit. This sale/leaseback line of credit is used for vehicle, computer and test equipment purchases of the Company and expires on December 31, 2001. At June 30, 2001, this capital purchases line of credit balance was $0.

     All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest based on the variable prime rate except for the $525,000 capital purchase line of credit which bears interest at fixed rates.

     Management believes that its available cash and cash equivalents as well as cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company, nevertheless, is currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions.

     During the remainder of 2001, the Company intends to actively continue its search for acquisitions in order to expand its geographical representation and enhance its technical capabilities when it is economic to do so. Additionally, the Company is pursuing start up opportunities in the energy inspection business, which may require additional capital expenditure funding.

     As of June 30, 2001 total assets of the Company were $25,171,911 as compared to $14,062,884 as of June 30, 2000. Total stockholders equity was $20,139,571 as of June 30, 2001 as compared to $7,568,619 as of June 30, 2000 for an increase of 166%. This increase was due to the continuing profitability of the Company, an exercise of stock options for the company stock and the exercise of warrants by stockholders in the second quarter, 2001.

     Working capital increased to $14,582,303 at June 30, 2001 from $3,115,719 at June 30, 2000 for an improvement of $11,466,584.

     As a result of the above, the Company has invested approximately $6,200,000 in short term liquid investments. Additionally, $2,450,000 in lines of credit were paid down in the second quarter, 2001, which was classified as a current liability.

     The Company intends to utilize these short term investments for working capital needs and for potential acquisitions.

Acquisitions

     In March 2001, the Company acquired certain assets of AMEC Earth & Environmental Inc. for a purchase price of $175,000. The Company recorded no goodwill in connection with this acquisition. This acquisition was recorded by the Company under the purchase method of accounting.

Management Indebtedness

     At June 30, 2001 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment, is non interest bearing and is included in stockholders' equity.

Inflation

     Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

     Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At December 31, 2000, we had approximately $26.4 million of gross revenue backlog. The backlog increased to $33.7 million as of June 30, 2001, an increase of $7.3 million or 28%.

Subsequent Event

     In July 2001, the Company announced that it had received approval to be listed on the NASDAQ National Market System (NMS) and began trading on that market under the symbol USLB.

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

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 23, 2001, the Company's Annual Meeting of Stockholders was held in Orlando, Florida, for the following purposes:

     (a) The following directors were elected to serve one-year terms to expire at the year 2002 Annual Meeting of Stockholders:


ELECTION OF DIRECTORS                             FOR                        AGAINST                  ABSTAIN
--------------------------------------------------------------------------------------------------------------------
Dickerson Wright                                2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Gary Elzweig                                    2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Donald C. Alford                                2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Mark Baron                                      2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Martin B. Lowenthal                             2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Joseph Wasilewski                               2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Thomas H. Chapman                               2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
James L. McCumber                               2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
Robert E. Petersen                              2,113,188                       0                        0
--------------------------------------------------------------------------------------------------------------------
James Vogler                                    2,113,188                       0                        0
====================================================================================================================


Item 5.  Other Information

     None

Item 6.  Exhibits and Reports Form 8-K

a.  Exhibits

          None

b.  Report on Form 8-K

          None

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  U.S. Laboratories Inc.



     Dated: August 14, 2001       /s/ Dickerson Wright
                                      ----------------
                                      Dickerson Wright, President



     Dated: August 14, 2001       /s/ Joseph M. Wasilewski
                                      --------------------
                                      Joseph M. Wasilewski,
                                      Vice President and Chief Financial Officer