Form 10QSB
period 2001-09-30
U S LABORATORIES INC
filed 2001-11-13
CIK 1068891

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

                                  858-715-5800
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Class                                        Outstanding as of November 9, 2001
-----                                        ----------------------------------

Common Stock, $.01 par value per share                  4,751,050

Transitional Small Business Disclosure Format: Yes     No  X
                                                  ---     ---

                             U.S. Laboratories Inc.

                                      Index

Part I - Financial Information                                            Page

Item 1. Financial Statements

Consolidated Condensed Balance Sheets at
September 30, 2001 (unaudited) and December 31, 2000                        3

Consolidated Condensed Statements of Income
For the Three Months and Nine Months ended September 30, 2001
and 2000 (unaudited)                                                        5

Consolidated Condensed Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2001 (unaudited)                    6

Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000 (unaudited)           7

Notes to Consolidated Condensed Financial Statements                        9

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results of Operations                              17

Part II - Other Information

Item 2. Changes in Securities                                              22

Item 3. Defaults upon Senior Securities                                    22

Item 4. Submission of Matters to a Vote of Security Holders                22

Item 5. Other Information                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   22

Signatures                                                                 23

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              September 30, 2001(unaudited) and December 31, 2000

                                     ASSETS

                                                                                 September 30,       December 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                  (unaudited)
Current assets
  Cash and cash equivalents...............................................       $  6,468,856        $    460,801
  Accounts receivable, net of allowance for doubtful accounts of
  $671,420 and $606,874, respectively.....................................         11,992,904           8,456,303
  Unbilled receivables ...................................................            933,707             906,146
  Prepaid expenses and other current assets...............................            540,678             295,950
                                                                                -------------        ------------
     Total current assets.................................................         19,936,145          10,119,200

Furniture and equipment, net of accumulated depreciation of
 $2,163,464 and $1,892,178, respectively..................................          2,674,192           1,942,192
Goodwill, net of accumulated amortization of $960,419 and
 $773,607, respectively...................................................          3,625,796           3,616,817
Other assets..............................................................            347,806             331,961
                                                                                -------------       -------------

     Total assets.........................................................       $ 26,583,939        $ 16,010,170
                                                                                =============       =============

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
              September 30, 2001 (unaudited) and December 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 30,       December 31,
                                                                               2001                2000
                                                                               ----                ----
                                                                           (unaudited)
Current liabilities

   Notes payable, current portion....................................     $    532,443        $  3,161,430
   Accounts payable..................................................        1,771,087             913,663
   Accrued liabilities...............................................        2,028,172           1,962,069
   Deferred income taxes.............................................          257,403             140,000
   Income taxes payable..............................................                -             449,296
                                                                          -------------       -------------

         Total current liabilities...................................        4,589,105           6,626,458

Notes payable, net of current portion................................          933,908             753,583
                                                                          -------------       -------------

         Total liabilities...........................................        5,523,013           7,380,041

Commitments and Contingencies

Stockholders' equity
     Preferred stock, $.01 par value 5,000,000 shares authorized
      none issued and outstanding....................................                -                   -
     Common stock, $.01 par value 50,000,000 shares authorized
      4,751,050 and 3,301,065 shares issued
      and outstanding, respectively..................................           47,510              33,010
     Treasury stock, at cost 70,435 shares and 38,935 shares,
      respectively...................................................         (425,575)           (157,423)
     Additional paid-in capital......................................       16,513,299           5,860,254
     Deferred compensation...........................................                -            (159,900)
     Note receivable from stockholder................................         (140,863)           (140,863)
     Retained earnings...............................................        5,066,555           3,195,051
                                                                          -------------       -------------

         Total stockholders' equity..................................       21,060,926           8,630,129
                                                                          -------------       -------------

     Total liabilities and stockholders' equity......................     $ 26,583,939        $ 16,010,170
                                                                          =============       =============


                             See accompanying notes

                    U. S. LABORATORIES INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                  (unaudited)



                                                 For the Three Months Ended      For the Nine Months Ended
                                                        September 30,                  September 30,
                                               ----------------------------     ---------------------------
                                                    2001           2000             2001          2000
                                               ------------    ------------    ------------    ------------
                                                (unaudited)    (unaudited)       (unaudited)  (unaudited)

Revenue ....................................   $ 13,496,032    $  9,517,387    $ 36,862,214    $ 25,459,345

Cost of goods sold .........................      8,149,568       5,614,641      21,949,228      14,589,936
                                               ------------    ------------    ------------   -------------

Gross profit ...............................      5,346,464       3,902,746      14,912,986      10,869,409
                                               ------------    ------------    ------------    ------------

Selling, general and
           administrative expenses .........      4,225,250       3,041,263      11,701,780       8,443,943
                                               ------------    ------------    ------------    ------------

Income from operations .....................      1,121,214         861,483       3,211,206       2,425,466
                                               ------------    ------------    ------------    ------------

Other income (expense)
        Interest expense ...................        (21,606)        (77,210)       (144,525)       (204,224)
        Interest income ....................         55,989              52          59,577          10,273
        Other, net .........................         31,785         (24,146)         14,948         (46,241)
                                               ------------    ------------    ------------    ------------
             Total other income (expense) ..         66,168        (101,304)        (70,000)       (240,192)

Income before provision for income taxes ...      1,187,382         760,179       3,141,206       2,185,274


Provision for income taxes .................        486,826         329,649       1,269,702         947,796
                                               ------------    ------------    ------------    ------------

Net income .................................   $    700,556    $    430,530    $  1,871,504    $  1,237,478
                                               ============    ============    ============    ============


Earnings per share:
       Basic ..............................    $        .15    $        .14    $        .48    $        .39
                                               ============    ============    ============    ============
       Diluted ............................    $        .14    $        .14    $        .44    $        .39
                                               ============    ============    ============    ============

Weighted average shares outstanding:
       Basic ...............................      4,727,000       3,201,065       3,916,357       3,201,065
       Diluted .............................      5,025,753       3,201,065       4,300,136       3,201,065



                             See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Nine Months Ended September 30, 2001 (unaudited)


                                           Common Stock                           Additional
                                           ------------              Treasury      Paid-In       Deferred
                                      Shares          Amount          Stock        Capital     Compensation
                                      ------          ------          -----        -------     ------------

Balance, December 31, 2000 .......   3,301,065    $    33,010    $  (157,423)   $ 5,860,254   $  (159,900)

Deferred compensation
      related to
      stock options/warrants .....                                                   33,050       (33,050)

Amortization of deferred
      compensation ...............                                                                192,950

Issuance of common stock .........      37,344            373

Exercise of common stock
      options (net of taxes) ...       188,900          1,889                     1,546,677

Redemption of common stock
      warrants (net of costs) ..     1,223,741         12,238                     9,073,318

Purchase of 31,500 shares of
      treasury stock, at cost ..                                    (268,152)

Net income .....................
                                   -----------    -----------    -----------    -----------   -----------
Balance, September 30, 2001 ....     4,751,050    $    47,510    $  (425,575)   $16,513,299   $      --
                                   ===========    ===========    ===========    ===========   ===========


                                        Note
                                     Receivable
                                        From       Retained
                                    Stockholder    Earnings        Total
                                    -----------    --------        -----

Balance, December 31, 2000 .....   $  (140,863)   $ 3,195,051   $ 8,630,129

Deferred compensation
     related to
     stock options/warrants ....                                         --

Amortization of deferred
     compensation ..............                                    192,950

Issuance of common stock .......                                        373

Exercise of common stock
      options (net of taxes) ...                                  1,548,566

Redemption of common stock
      warrants (net of costs) ..                                  9,085,556

Purchase of 31,500 shares of
      treasury stock, at cost ..                                   (268,152)

Net income .....................                    1,871,504     1,871,504
                                   -----------    -----------   -----------
Balance, September 30, 2001 ....   $  (140,863)   $ 5,066,555   $21,060,926
                                   ===========    ===========   ===========




                             See accompanying notes

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 2001 and 2000 (unaudited)

                                                            For the Nine Months Ended
                                                                  September 30,
                                                           --------------------------
                                                               2001          2000
                                                           -----------    -----------
                                                           (unaudited)    (unaudited)
Cash flows from operating activities
     Net income ........................................   $ 1,871,504    $ 1,237,478
     Adjustments to reconcile net income
      to net cash flows from operating activities:
        Amortization ...................................       264,930        145,175
        Depreciation ...................................       569,312        419,250
        Deferred Income Taxes ..........................       117,403            800
        Loss on sales of furniture and equipment .......       (18,097)          --
     Changes in assets and liabilities, excluding
     the effects of businesses acquired:
        Accounts receivable ............................    (3,536,601)    (1,434,412)
        Unbilled receivables ...........................       (27,561)      (255,361)
        Prepaid expenses ...............................      (244,728)      (139,551)
        Other assets ...................................      (215,054)       (29,232)
        Accounts payable ...............................       336,946        389,908
        Accrued liabilities ............................       126,708        480,878
        Income tax payable .............................      (449,296)      (379,159)
                                                           -----------    -----------

     Net cash (used in) provided by operating
      activities........................................    (1,204,534)       435,774
                                                           -----------    -----------

Cash flows from investing activities
     Purchase of furniture and equipment, net of
      disposals ........................................    (1,096,215)      (609,952)
     Acquisitions of businesses, net of cash acquired ..      (162,338)    (3,097,105)
                                                           -----------    -----------
     Net cash used in investing activities .............    (1,258,553)    (3,707,057)
                                                           -----------    -----------

                             See accompanying notes

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 2001 and 2000 (unaudited)



                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                              2001           2000
                                                                         ------------    ------------
                                                                            (unaudited)     (unaudited)

Cash flows from financing activities
       Increase in book overdraft .....................................   $    520,478    $    351,647
       (Repayments) borrowings on notes payable, net ..................     (2,448,662)      2,165,754
       Advances to stockholders, net ..................................           --              (148)
       Issuances of common stock, net .................................     10,399,326          51,595
                                                                          ------------    ------------
               Net cash provided by financing activities ..............      8,471,142       2,568,848
                                                                          ------------    ------------

                   Net increase (decrease) in cash and cash equivalents      6,008,055        (702,435)
Cash and cash equivalents, beginning of period ........................        460,801       1,217,527
                                                                          ------------    ------------

Cash and cash equivalents, end of period ..............................   $  6,468,856    $    515,092


Supplemental disclosures of cash flow information

               Interest paid ..........................................   $    144,525    $    204,224
                                                                          ============    ============

               Income taxes paid ......................................   $    874,166    $    746,350
                                                                          ============    ============

Supplemental Schedule of Cash Flow From Operating Activities


     In the second and third quarters, 2001, employee stock options were exercised to purchase common stock of the Company, which allowed the Company to reduce its income taxes payable, which is a current liability. The Company recorded $428,970 and $12,360 respectively, in the second and third quarters, 2001 for this stock option income tax benefit thereby reducing its cash flow from operating activities by $441,330.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         September 30, 2001 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

         U.S. Laboratories Inc. and its subsidiaries (collectively the "Company") offer engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and various government agencies. The Company operates throughout the United States with facilities in California, New Jersey, Texas, Florida, Nevada, Washington and Virginia. Readers of this report should refer to additional information included in the annual report filed on Form 10K-SB for the year ended December 31, 2000.

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

         Revenue Recognition
         -------------------
         Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the duration of the contract, which approximates the percentage of completion method. At the time losses on a contract become known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on its contracts.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Income Per Share
         --------------------
         For the nine months ended September 30, 2000 and 2001, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $249,000 ($.06 per share) per year based on current diluted weighted average outstanding shares. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company must implement SFAS No. 143 by the first quarter of 2003 and has not yet made a final determination of its impact on the financial statements.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes FASB SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. The Company must implement SFAS No. 144 by the first quarter of 2002 and has not yet made a final determination of its impact on the financial statements.

         Reclassifications
         -----------------
         The Company has reclassified certain prior year financial statement accounts to conform to the current year presentation.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment consisted of the following:

                                          September 30,       December 31,
                                              2001               2000
                                          --------------      -------------
         Automobiles and trucks            $  1,527,863        $ 1,500,860
         Furniture and fixtures                 529,893            518,502
         Office hardware and software           893,437            548,377
         Machinery and equipment              1,519,609            977,544
         Leasehold improvements                 366,854            289,087
                                          --------------      -------------
                                              4,837,656          3,834,370
         Less: accumulated depreciation       2,163,464          1,892,178
                                          --------------      -------------

                   Total                   $  2,674,192        $ 1,942,192
                                          ==============      =============

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 4 - NOTES PAYABLE


         Notes payable consist of the following:    September 30,  December 31,
                                                        2001          2000
                                                        ----          ----
         Secured lines of credit facilities, with
            monthly payments including interest at
            variable prime and fixed rates            $  363,393     $2,662,218

         Notes payable due in installments
            with interest ranging from 8% to 10%       1,102,958      1,252,795
                                                      ----------     ----------
                                                       1,466,351      3,915,013
         Less current portion                            532,443      3,161,430
                                                      ----------     ----------
         Notes payable, net of current portion        $  933,908     $  753,583
                                                      ==========     ==========

         The Company has lines of credit facilities totaling $7,025,000 at September 30, 2001 and $6,500,000 at December 31, 2000, which expire through May 31, 2003. The available unused balance of these facilities at September 30, 2001 was $6,661,607 and $3,837,782 at December 31,
         2000. These credit facilities are used for purposes of working capital, vehicle financing and capital purchases and are secured by assets of the Company.

         The Company has notes payable arising from the acquisition of businesses which are payable through 2005.

         At September 30, 2001, future maturities of notes payable are as follows:

                        Quarter Ending
                        September 30,
                        2001                             $ 532,443
                        2002                               230,946
                        2003                               350,396
                        2004                               249,637
                        2005 & thereafter                  102,929
                                                      -------------
                                                       $ 1,466,351
                                                      =============

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

         Due from Stockholder

         At September 30, 2001 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment and is non-interest bearing. The amount is shown in stockholders' equity.

NOTE 6 - STOCK OPTION PLAN

         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to 810,000. Options under this plan may be granted to employees, officers, and directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. At September 30, 2001, the Company had 549,850 stock options outstanding at an exercise price ranging from $6.00 to $15.00 per share, of which 452,546 stock options were exercisable. The Board of Directors also approved the grant of an additional 23,100 options to various employees under the plan.

NOTE 7 - WARRANTS

         In July 1998, the Board of Directors approved the grant of 150,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $6.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company's common stock as reported on the Nasdaq Small Cap Market is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expire upon the earlier of termination or November 1, 2001.

         The Company has granted warrants to purchase shares of common stock to consultants. As of September 30, 2001 consultants held warrants to purchase a total of 89,535 shares of common stock. Deferred compensation related to these consultant warrants has been recorded as a reduction of stockholders' equity and has been amortized to expense in accordance with Financial Accounting Standards Board Interpretation No. 28 thru September 30, 2001.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 8 - SEGMENT DISCLOSURE

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

NOTE 9 - CONTINGENT MATTERS

         The Company is involved in various legal and claim proceedings which are incidental to its business, and in the Company's opinion will not have a material adverse effect upon the Company's financial position.

NOTE 10 - STOCKHOLDERS' EQUITY

         The Company's Board of Directors announced in the second quarter, 2001 to call approximately 1,163,000 redeemable common stock purchase warrants outstanding for a price of $7.80. The Company engaged an outside investment firm to act as the solicitation agent in connection with the exercise of the Company's public warrants. The warrants expired on June 18, 2001. The Company received $8,707,043 as a result of the redemption, net of costs. Remaining common stock purchase warrants of 14,174, outstanding as of June 30, 2001, were redeemed at a price of $.01 in the third quarter, 2001.

         On September 17, 2001, the Company's Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $1,500,000 of common stock from time to time for general corporate purposes. As of September 30, 2001, 31,500 shares have been repurchased at a total cost of $268,152.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 11 - EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                  Three Months Ended               Nine Months Ended
                                                   September 30,                     September 30,
                                                2001            2000            2001             2000
                                                ----            ----            ----             ----
Basic:
------
Net Income                                $      700,556  $    430,530  $     1,871,504  $    1,237,478
                                          --------------  ------------  ---------------  --------------

Average shares outstanding                     4,727,000     3,201,065        3,916,357       3,201,065
Basic EPS                                 $          .15  $        .14  $           .48  $          .39

Diluted:
--------
Net Income                                $      700,556  $    430,530  $     1,871,504  $    1,237,478
                                          --------------  ------------  ---------------  --------------

Average shares outstanding                     4,727,000     3,201,065        3,916,357       3,201,065
Net effect of dilutive stock
options & warrants - based on
the treasury stock method                        298,753             -          383,779               -
                                          --------------  ------------  ---------------  --------------
     Totals                                    5,025,753     3,201,065        4,300,136       3,201,065
Diluted EPS                               $          .14  $        .14  $           .44  $          .39


         During the third quarter of 2001, 129,535 warrants to consultants were exercisable at prices of $3.88 to $4.50.

         During the third quarter of 2001, employees exercised stock options to acquire 10,150 shares at an exercise price of $6.00 per share.

         During the third quarter of 2001, underwriters, employees and consultants exercised common stock purchase warrants to acquire 60,480 shares at an exercise price of $3.88 to $9.60 per share/unit.

         During the second quarter of 2001, the Company called its outstanding warrants whereby 1,163,241 warrants were exercised at approximately $7.80 and remaining common stock purchase warrants of 14,174 outstanding as of June 30, 2001, were redeemed at a price of $.01 in the third quarter, 2001.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                         September 30, 2001 (unaudited)

NOTE 12 - Subsequent Event

         As of October 31, 2001, the Company purchased 100% of the common stock of Robert W. Hunt Company for a total purchase price of $13,000,000 payable in cash, promissory notes and common stock of U.S. Laboratories, Inc. This acquisition will be recorded by the Company under the purchase method of accounting in the fourth quarter, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

         Three and nine months ended September 30, 2001 and 2000.

         Revenue. Revenue for the three months ended September 30, 2001 was $13,496,032, an increase of 42% over the same period in 2000 and the highest for any quarter in the Company's history. The increase was due to increased revenue from internal operations of $13,038,200 and from a current year acquisition that contributed $457,832 to revenue. Revenues for the nine months ended September 30, 2001 were $36,862,214 versus $25,459,345 for the same nine month period ending September 30, 2000, for an increase of 45%. The Company increased its revenues through internal growth, the result of earlier acquisitions and an influx of major contracts primarily in the New Jersey, Virginia and Texas operations of the Company.

         Gross Profit. Gross profit for the three months ended September 30, 2001 was $5,346,464, an increase of 37% over the same period in 2000. Gross profit for the nine months ended September 30, 2001 was $14,912,986, an increase of 37% over the same period in 2000. This increase in gross profit was due primarily to the increase in revenues described above. However, the gross profit as a percentage of revenues was 40% for the third quarter 2001 as compared to 41% for the third quarter 2000.

         The decrease in our overall gross profit percentage between periods is attributable to various factors. In the third quarter 2001, the Company opened new branch offices in Anaheim, California and Houston, Texas for its Unitek Energy Services Group, Inc., which was started in August 2001. These additional locations negatively impacted the third quarter productivity as this is a start up operation in the energy inspection business.

         Unitek Energy Services Group, Inc., a subsidiary with headquarters in Houston, Texas performs piping inspection services at energy refining facilities throughout the U.S. Using long range guided wave ultrasonic testing equipment, manufactured in the United Kingdom, cracking and metal loss can be detected in difficult to access locations without causing interruptions in the customer's operations.

         Unitek Technical Services, Inc., a subsidiary, is a high volume, lower margin business than the core testing/inspection business and was also a contributory factor to the overall decline in gross margins for the third quarter 2001. The Company purchased Unitek on February 26, 2000, and the results were included for the full nine months in 2001.

         Due to the national events of September 11th 2001, the Company has estimated that approximately three billing days were lost during that week, while the associated direct labor costs and expenses were incurred for these three lost billing days.

         Selling General and Administrative (SG&A). For the three and nine months ended September 30, 2001, SG&A expenses for the Company increased by $1,183,987 and $3,257,837, respectively, over the comparable periods ending September 30, 2000. This increase is primarily due to increased costs for the mergers and acquisition department and additional management personnel and related expenses required to manage the additional acquisitions made in 2000 and 2001, for the cost of obtaining full NASDAQ listing in the third quarter, 2001, for the overhead expenses attributable to the start-up of the new business, Unitek Energy Services Group, Inc. and for the expensing of deferred compensation for a consultant agreement which was terminated in the third quarter, 2001. As a percentage of revenues, the SG&A expenses declined to 31% for the third quarter 2001 as compared to 32% for the same period last year.

         On a percentage basis, the SG&A expenses decreased as a percentage of revenue to 32% in the nine month period ending September 30, 2001 from 33% in the comparable nine month period ended September 30, 2000. For the nine month periods ending September 30, SG & A declined 1% on significantly higher revenues.

         For the three and nine months ended September 30, 2001, the Company amortized $62,650 and $186,810 respectively in goodwill expense for prior acquisitions which is included in SG&A expense. Goodwill is being amortized over a period not exceeding twenty years.

         Interest Expense. Interest expense for the three and for the nine months ended September 30, 2001, decreased by $55,604 and $59,699 over the same periods in 2000. Interest expense decreased due primarily to paying down our line of credit in the second quarter, 2001.

         Interest Income. Interest income for the three and the nine months ended September 30, 2001 increased $55,937 and $49,304 over the same periods in 2000. Interest income increased primarily due to short term investments made in the third quarter as a result of funds received from the call of warrants and stock options exercised.

         Income Before Provision for Income Taxes. Income before provision for income taxes for the three months ended September 30, 2001 was $1,187,382, an increase of 56% over the same period in 2000. For the nine months ending
 September 30, 2001, the income before provision for income taxes was $3,141,206 versus $2,185,274 for the nine months ended September 30, 2000 for an increase of 44%. Both the three and nine month 2001 periods were the highest for either periods in the Company's history. The profit increased primarily due to acquisitions in the years 2000 and 2001, while selling, general and administrative ("SG&A") expenses decreased as a percentage of revenues.

         Provision for Income Taxes. The combined effective tax rate for the three months ending September 30, 2001 was 41%, and 40% for the nine months ending September 30, 2001, whereas the combined effective tax rate for the three and nine months ending September 30, 2000 was approximately 43%. The Company has determined in the third quarter 2001, that it will not be eligible for any research and development tax credits (R&D) for the year 2000.

         Net Income. Net income for the three and nine months ended September 30, 2001 was $700,556 and $1,871,504, respectively an increase of 63% and 51%, respectively over the same periods in 2000. The increase in net income was primarily due to the inclusion of the results of acquisitions made in 2000 and 2001 and the decrease as a percentage of revenue in SG&A expenses. This decrease is due primarily to the decentralized management approach of the Company's operations, which was also a contributing factor to the increase in net income.

Liquidity and Capital Resources

         During the nine months ended September 30, 2001, the Company's net cash used by operating activities was $1,204,534, a decrease of $1,640,308 over the same period in 2000, primarily due to the increase in accounts receivable and decrease in income taxes payable balances at the end of the third quarter 2001. Accounts receivable increased due to increased billings in the quarter, and an increase in days sales outstanding (DSO) at September 30, 2001 to 89 days from 87 days at December 31, 2000, and income taxes payable decreased by $441,360 due to the tax benefit derived from the exercise of employee stock options.

         In the second quarter 2001, the Company entered into a $6,000,000 revolving working capital line of credit facility as part of the Company's ongoing efforts to ensure appropriate levels of liquidity. At September 30, 2001, this working capital line of credit balance was $0. This line of credit has been extended by the bank on September 28, 2001 and now expires on May 31, 2003.

         In the second quarter 2000, the Company entered into a $500,000 commercial lease line of credit. This line of credit is used for vehicle financing and is renewable annually.

         In the second quarter 2001, the Company entered into a $525,000 capital purchases line of credit. This line of credit is used for vehicle, computer and test equipment purchases of the Company.

         All of these credit facilities are secured by the assets of the Company and its subsidiaries and bear interest based on the variable prime rate except for the $525,000 capital purchase line of credit, which bears interest at fixed rates.

         Management believes that its available cash and cash equivalents as well as cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company, nevertheless, is currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions and equipment purchases.

         During the remainder of 2001, the Company intends to actively continue its search for accretive acquisitions in order to expand its geographical representation and enhance its technical capabilities when it is economic to do so. Additionally, the Company is continuing to pursue start up opportunities in the energy inspection business, which will require additional capital expenditure funding and start up capital.

         As of September 30, 2001 total assets of the Company were $26,583,939 as compared to $14,884,012 as of September 30, 2000. Total stockholders equity is $21,060,926 as of September 30, 2001 as compared to $7,999,149 as of September 30, 2000 for an increase of 163%. This increase was due to the continuing profitability of the Company, the exercise of stock options for company stock and the exercise of warrants during periods ending September 30, 2001.

         Working capital increased to $15,347,040 at September 30, 2001 from $3,598,258 at September 30, 2000 for an improvement of $11,748,782.

         Through September 30, 2001, the Company has invested approximately $6,100,000 in short term liquid investments. Additionally, $2,450,000 in lines of credit were paid down in the second quarter, 2001.

         On September 17, 2001, the Company's Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $1,500,000 of common stock from time to time for general corporate purposes. As of September 30, 2001, 31,500 shares have been repurchased at a total cost of $268,152.

         The Company intends to utilize its short term investments for working capital needs, purchases of company stock in the open market and for potential acquisitions.

Acquisitions

         In March 2001, the Company acquired certain assets of AMEC Earth & Environmental Inc. for a purchase price of $175,000. The Company recorded no goodwill in connection with this acquisition. This acquisition was recorded by the Company under the purchase method of accounting.

Management Indebtedness

         At September 30, 2001 the Company had amounts due from the majority stockholder of $140,863. The total amount is due on September 20, 2005 in one payment, is non interest bearing and is included in stockholders' equity.

Inflation

         Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

         Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At December 31, 2000, we had approximately $26.4 million of gross revenue backlog. The backlog increased to $36.9 million as of September 30, 2001, an increase of $10.5 million or 40% from the prior year end.

Forward Looking and Cautionary Statements

         Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the Company's failure to continue to develop and market new services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the Company's ability to attract and retain key personnel; customer financing risks; dependence on certain suppliers; the Company's ability to successfully manage acquisitions and alliances; legal and economic changes and other risks, uncertainties and factors discussed in the Company's other filings with the Securities and Exchange Commission, and in materials incorporated therein by reference.

                                     Part II

Item 2.  Change in Securities.

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         The Board of Directors authorized a stock buyback program for the repurchase of up to $1,500,000 of the Company's common stock on September 17, 2001. The open market transactions are made from time to time in compliance with applicable rules and regulations utilizing corporate earnings and may be discontinued at any time. Through September 30, 2001, the Company had repurchased a total of 31,500 shares for a total cost of $268,152 pursuant to this buyback program.

Item 6.  Exhibits and Reports Form 8-K

         a. Exhibits

            None

         b. Report on Form 8-K

            None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             U.S. Laboratories Inc.



Dated: November 13, 2001                     /S/ Dickerson Wright
                                             --------------------
                                             Dickerson Wright, President



Dated: November 13, 2001                     /S/ Joseph M. Wasilewski
                                             ------------------------
                                             Joseph M. Wasilewski,
                                             Vice President and Chief
                                             Financial Officer