Form 10KSB
period 2001-12-31
U S LABORATORIES INC
filed 2002-04-01
CIK 1068891

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from _______________ to _______________

Commission file number: 0-25339

                             U. S. Laboratories Inc.
                 (Name of small business issuer in its charter)


              Delaware
              --------
  (State or other jurisdiction of                       33-0586167
    incorporation or organization)        (I. R. S. Employer Identification No.)


7895 Convoy Court, Suite 18, San Diego, California                 92111
--------------------------------------------------                 -----
          (Address of Principal executive offices)               (Zip Code)

Issuer's telephone number: (858) 715-5800

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                                                       -

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year:  $52,076,484

Aggregate market value of common stock held by non-affiliates of the issuer as of March 15, 2002: $31,808,062

Number of shares of common stock, $0.01 par value, outstanding on March 15, 2002: 4,829,455

Transitional Small Business Disclosure Format: Yes __ No X
                                                         -

                            U. S. Laboratories, Inc.

                                 Index to Annual
                              Report on Form 10-KSB
                   For The Fiscal Year Ended December 31, 2001

                                                                               Page
PART I     ..................................................................   3

Item 1.    Description of Business ..........................................   3

Item 2.    Description of Properties ........................................   18

Item 3.    Legal Proceedings ................................................   20

Item 4.    Submission of Matters to a Vote of Security Holders ..............   20

PART II    ..................................................................   21

Item 5.    Market for Common Equity and Related Stockholder Matters .........   21

Item 6.    Management's Discussion and Analysis of Financial
           Statements and Results of Operations .............................   21

Item 7.    Financial Statements .............................................   29

Item 8.    Changes in and Disagreements with Acocuntants on
           Accounting and Financial Disclosure ..............................   29

PART III   ..................................................................   30

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ................   30

Item 10.   Executive Compensation ...........................................   34

Item 11.   Security Ownership of Certain Beneficial Owners and Management ...   38

Item 12.   Certain Relationships And Related Transactions ...................   40

Item 13.   Exhibits and Reports on Form 8-K .................................   40

                                     PART I

Item 1.   Business

Overview

U.S. Laboratories Inc. is a Delaware corporation formed in October 1993 to offer quality construction control services. We provide services from conception to completion of a building project to verify that the project conforms to construction specifications. We analyze the soil to determine whether it can hold the proposed structure. We also analyze the structural strength of the concrete, masonry and steel materials to be used during construction. We use universally recognized testing procedures and laboratory equipment to perform our analyses. Our employees, that are licensed inspectors, inspect all construction in the field.

We provide our services for a broad range of construction projects, including:

         .  high-rises;
         .  low-rises;
         .  shopping centers;
         .  residential structures;
         .  schools;
         .  hospitals;
         .  bridges;
         .  tunnels;
         .  highways;
         .  stadiums;
         .  airports;
         .  military facilities; and
         .  other types of public and private improvements.

We also work for many types of clients, including:

         .  government agencies;
         .  financial institutions;
         .  real estate developers;
         .  general contractors;
         .  school districts;
         .  other types of landowners; and
         .  construction managers.

Description of Engineering Services

         Our service to clients begins before an actual construction project commences. We evaluate construction sites, building plans and designs to assure compliance with the approved construction documents for the proposed facility. Our licensed engineers perform structural evaluations with a licensed engineer from the project. We assess the building site by testing the soil and the materials to be used in the project. In addition, we evaluate the impact of the proposed facility on the environment. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation and building foundations. We provide these services on an integrated start to finish basis designed to guide clients through each phase of a construction project. We become an integral part of the client's project team, offer comprehensive quality control programs and create value by delivering quality control and problem solving in a cost effective manner to meet the client's time and budget requirements.

         When construction commences, we begin onsite consulting by monitoring construction quality. We visually inspect each phase of the construction project, including:

         .  excavation;
         .  foundations;
         .  structural framing;
         .  mechanical heating and air conditioning systems;
         .  electrical systems;
         .  underground utilities; and
         .  roofing.

         Where applicable, we may use additional methods to test materials and work quality. Testing of the metals, concrete, and other materials used in construction continues through each phase of the project. We are comprehensively involved during the construction phase to assure compliance with the design specifications and to monitor the overall quality of work.

         During construction, we actively maintain contact with our clients' managers. If problems are detected or anticipated, we assist clients in determining appropriate, cost effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for the client. We also perform final inspections to determine the moisture resistance of windows, doors, foundations and roofing. After construction, we offer periodic building inspection services to ensure that the building is being maintained in accordance with applicable building codes and other local ordinances to maximize the life of the project. We may also perform indoor air and water quality tests during this period.

         Construction Materials Testing and Engineering Services. We provide testing of concrete and steel materials to be used in construction projects, as well as related engineering services. From the preconstruction stage of evaluating materials to the completion of the project, our range of services supporting construction projects includes:

         .  quality assurance and quality control;
         .  construction specifications;
         .  test evaluations;
         .  materials performance documentation; and
         .  problem solving.

         We conduct these services in our laboratories, in the fabrication plant and at the construction site prior to and during construction.

         Our expertise in these areas provides valuable assistance to clients in the construction of major buildings of all types and sites including:

         .  industrial buildings;
         .  office buildings;
         .  retail buildings;
         .  medical facilities;
         .  school buildings;
         .  military and government buildings;
         .  highways;
         .  railroads;
         .  dams;
         .  bridges;
         .  transmission towers;
         .  airport runways;
         .  water supply facilities;
         .  wastewater treatment facilities;
         .  dock and waterway facilities;
         .  solid waste landfills; and
         .  power plants.

Our clients include:

         .  architects;
         .  engineers;
         .  contractors;
         .  commercial developers;
         .  local, state, and federal government agencies;
         .  corporations; and
         .  other real estate users and owners.

         We provide testing of construction materials through proven systematic methods and procedures of quality control management. We customize project work to meet our clients' specific needs. Concrete is tested during and after placement to measure its consistency and strength. Architects or engineers develop specifications for the design of the structure or foundation and we verify them during construction. We also test steel structures for compliance with project plans and codes. While many steel tests and inspections are performed at the project site, tests and inspections are also done at the steel fabrication plant, where the process can be monitored and imperfections can be corrected before shipment to the project. In addition, we collect concrete and steel samples in the field and transport them to our local laboratory for analysis.

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

         All our field personnel work directly under the supervision of licensed professionals. These engineers actively participate in the American Society of Civil Engineers, the American Council of Independent Laboratories, the American Public Works Association and other similar professional groups in order to remain current with changes in the industry. As members of the International Conference of Building Officials, our personnel receive notification of all code changes in the areas in which we do business. Field personnel must maintain and periodically renew licenses in their respective areas of inspection. All laboratories are inspected biannually by the Cement and Concrete Reference Laboratory of the National Institute of Standards and Measures. Additionally, our laboratories participate in proficiency programs conducted by CCRL and the American Association of State Highway & Transportation Officials.

         Infrastructure Engineering Services. We provide inspection and testing services to support the planning and construction of various elements of transportation infrastructure including:

         .  highways;
         .  bridges;
         .  piers;
         .  tunnels;
         .  airports and other similar structures;
         .  dams;
         .  drainage basins and storm water facilities;
         .  waste treatment facilities; and
         .  utility transfer systems.

         The American Association of State Highway & Transportation Officials has certified our laboratories in California and New Jersey. We provide infrastructure engineering services not only on the local level by our operating units, but also through the national and international inspection network under the direction of our recently acquired subsidiary, Robert W. Hunt Company ("Hunt"). With Hunt we have strengthened our position to market these infrastructure engineering services across the U.S. where Hunt is currently approved by 34 different state departments of transportation. We believe that demand for these services will increase in the future as the country repairs its deteriorating infrastructure and as funding continues as a result of Congress' Transportation Equity Act for the 21st Century. This "TEA-21" program authorizes approximately $165 billion for highway and infrastructure improvements. However, we can give no assurance that a continued high level of funding will continue in the future.

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

         We perform soil tests to determine soil compaction characteristics both before foundation design and after excavation or soil placement have taken place. The purpose of these tests is to determine the stability and load-bearing characteristics of a soil before, during and after construction. We use the expertise of our geotechnical engineers, geologists, and experienced field drilling personnel to design a field exploratory program. The field data and samples are brought to our soil laboratories for testing and evaluation. We use the information we obtain during the field exploration and laboratory testing to provide the client with cost effective designs for their projects. We also provide specific recommendations to avoid delays and cost overruns during construction, particularly in the weather-dependent site preparation phase of a project. A licensed professional engineer familiar with the particular geological conditions and engineering requirements for the project directs and reviews the preparation of an engineering report for the project.

         Unitek Energy Services. After many years of providing construction services to energy-related companies on a regional basis, Unitek Energy Services was established in mid-2001 to expand these services on a national basis to energy-related companies including inspection and maintenance of power plants, pipelines, refineries, and power transmission and distribution lines. The inspections are performed on existing facilities and transmission systems as well as new ones under construction. If desired, we can use long range, guided wave technology, which can detect cracking and metal loss in pipelines without causing interruptions in the clients' operations.

Other Services and Products

         In addition to the core services described above, we maintain specialized services that can be integrated with the overall needs of our clients. These additional services are in keeping with our overall business strategy of building and maintaining client relationships while adjusting to the market demand for professional services. We have either developed these services internally within the last five years or obtained them through recent acquisitions. The following is a description of some of the non-core services we offer to complement our core business.

         Building Condition Surveys. As part of our integrated service strategy for commercial and industrial clients, we offer building condition surveys. Building condition surveys involve an evaluation of the facility's heating, ventilation and lighting systems, water services, roofing system and structural and/or architectural construction. This service is frequently associated with the purchase of real estate where the purchaser requires an evaluation of a property's operation and maintenance deficiencies prior to closing. This service is integrated with our other commercial and industrial project services such as Phase I and Phase II environmental assessments, asbestos assessment and indoor air quality consulting. We provide this service on a national basis from all core business locations. We typically charge a lump sum fee for these services.

         Construction Administrative Services. Our services also include construction administration. These services can include acting as the client's field representative during construction to overall responsibility for the project's quality standards. The client representative ensures that the construction goes according to the plans and specifications developed by the architect or the engineer. These services are typically billed on daily rates or hourly rates plus expense reimbursement.

         An example of a project in which these services will be utilized is detailed in a long-term contract to act as the Orange County, Florida school district's field representative for all of its new construction and building maintenance. In the case of this school district, which encompasses the entire city of Orlando, we act in a capacity similar to a building department. We also have similar contracts for outsourced services with college systems as well as municipalities. Our duties include:

         .  reviewing plans;
         .  conducting inspections; and
         . certifying compliance with the relevant federal, state and local codes.

         Environmental Assessment Services. The majority of our project activities within this segment focus on identifying potential environmental hazards and risk exposures. We provide environmental consulting services to corporate and governmental clients. Many of these clients are large regional and national corporations with multi-site consulting needs. Client relationships and quality of service largely determine the market for these services. We have made it a corporate goal to expand our environmental services into high need areas such as water resource and waste water treatment.

         Quality, Procurement, and Technical Services. With Unitek Technical Services, Inc. ("Unitek"), we have the capability to provide quality control services on a national and international basis to technical manufacturing companies. We can identify, solve, mitigate and otherwise prevent problems that stem from or lead to supplier and in-house defects, process malfunctions or delivery errors. The services Unitek provides include:

         .  source inspections;
         .  production monitoring;
         .  test engineering;
         .  ISO 9000 qualification;
         .  market research; and
         .  training.

         Unitek coordinates a network of 4,000 technical specialists, who are "on call" as needed, qualified to provide supplier surveillance all over the world to companies such as:

         .  Lockheed Martin;
         .  Wang;
         .  General Dynamics;
         .  Parker Hannifin; and
         .  Hamilton Sundstrand.

Business Strategy and Current Year Developments

         Our strategic goal is to be a leading provider of construction materials testing and engineering services, geotechnical engineering and consulting services and infrastructure engineering services through the consolidation of independent companies and internal growth. We feel that achieving a healthy balance between growth by acquisition and internal growth is critically important to our continued success. We plan to achieve our business objectives through the following channels:

         .  continued strategic acquisitions;
         .  expansion of our energy division;
         .  continued emphasis on procuring premium national accounts;
         .  expansion of infrastructure engineering services;
         . maintenance of the balance of public sector and private industry clients;
         . expansion of our environmental services; and . maximization of the national and international scope of operations of Hunt and Unitek to provide the overlay and common link between our regional core companies.

         Pursue Strategic Acquisitions. Acquisitions have been and will continue to be a key element of our growth strategy. We believe that the industry for engineering services is fragmented and that opportunities exist to acquire local engineering services companies. We estimate that there are 3,500 companies in the United States whose businesses are competitive to ours. We believe our expertise in identifying, completing and integrating acquisitions provides us with a competitive advantage in entering new geographical markets. We plan to apply our expertise in assimilating acquired companies' personnel and branch operations into our existing infrastructure and expanding acquired companies' service and product offerings to existing clients. We further believe that our existing infrastructure provides a platform for `tuck in acquisitions' of regional and local companies. A `tuck in acquisition' is one in which we integrate the acquisition with our existing regional management. We can give no assurance, however, that we will be able to continue to locate attractive companies or that if located, we will be able to acquire them on terms satisfactory to us.

         In analyzing new acquisition opportunities, we normally pursue acquisitions that either provide the critical mass to function as a profitable, stand-alone operation, or are geographically situated such that they can be integrated into our existing locations. If we acquire a stand-alone operation, it must possess an experienced management team thoroughly committed to going forward with us. We also must identify how to improve the profitability of a new acquisition as part of our operations through the integration of the new personnel into our management systems and through expanding the service and product offerings to existing clients. We believe we can improve the operations of our acquisitions by providing superior marketing and sales support, customer service, cash management, financial controls and human resources support. In addition, we have found that our ability to cross-market our other services to existing clients of newly acquired companies has been successful in increasing the newly acquired companies' operations.

         Since 1993, we have implemented a strategy of establishing a national infrastructure of branch office locations and diversifying our service offerings. We currently operate facilities serving the following areas:

         . San Diego, Riverside, San Bernardino, Orange, Ventura, and Los Angeles Counties in Southern California;
         .  Las Vegas, Nevada and the surrounding area;
         .  the New York City metropolitan area and northern New Jersey;
         .  Atlantic City and central New Jersey;
         .  Philadelphia and southwest New Jersey;
         .  Pittsburgh, Pennsylvania;
         .  Fairfax County, Washington, D.C. area, Virginia;
         . Miami, Fort Lauderdale, Palm Beach, Jupiter, Ft. Myers/Naples, Sarasota, Tallahassee, and Orlando, Florida;
         .  Lombard, Metro Chicago area, Illinois;
         .  Seattle, Washington; and
         .  Houston, Texas.

         Prior to 1999, we completed a total of five acquisitions; during 1999 we completed an additional three acquisitions, in the year 2000 we completed another five acquisitions, and in 2001 we completed two acquisitions. Even with our high number of acquisitions, we were successful in maintaining a healthy balance between growth by acquisition and internal growth. In fact, revenue growth between 2000 and 2001 represented growth of $17 million, of which 40% came from internal growth.

         In March 2001 we purchased certain assets of the Las Vegas office of AMEC for a total price of $175,000 cash and merged that operation into our existing subsidiary in Las Vegas, Testing Engineers-Nevada. We recorded no goodwill in connection with this transaction.

         On October 31, 2001, we completed our largest acquisition to date by purchasing all the outstanding stock of Robert W. Hunt Company for a total consideration of up to $13 million. A total of $9 million in cash was paid at closing, an additional $3 million in cash will be paid based upon meeting certain look back requirements by mid-2002 and a final $1 million in cash or in stock of U.S. Laboratories Inc. will be paid in the fourth quarter of 2002. We recorded this acquisition under the purchase method of accounting. We recorded goodwill and other intangible assets of $11,133,822 and $500,000, respectively, in connection with this transaction.

         Expansion of Energy Division. Our energy division was expanded in August 2001 with the formation of UNITEK Energy Services Group. UNITEK Energy will enhance our services to the utility industry across the U.S. In California, we recently agreed to contracts with Pacific Gas & Electric for two new peaking plants and the University of California for a central plant cogeneration facility. Other long time clients include Sempra Energy and Southern California Edison. During the year we provided inspection and testing for new power plants and pipeline systems built in California, Washington, Florida and Texas and signed contracts with Chevron Texaco, Tosco, Reliant Energy, Citgo and Calpine.

         Target Premium National Accounts. As a result of our acquisition strategy, we expanded our service offerings and client base. This has resulted in our ability to attract premium national accounts such as Home Depot, Marriott, Target, Wal-Mart, Lennar Homes and Pulte Homes. We expect these opportunities to continue.

         Increase Infrastructure Accounts. Our successful implementation of strategies designed to increase service offerings has resulted in our ability to capitalize on certain high-growth market opportunities. We believe that we are well positioned, especially in light of our acquisition of Hunt with its existing infrastructure backlog, combined with Unitek and its nation-wide staffing capabilities, to take advantage of the approximately $200 billion authorized under the TEA-21 for highway construction and related services. However, we have no guaranty that we will secure contracts funded by the TEA-21.

         Balance Public Sector and Private Industry Services. We continue to successfully maintain a balance between public sector clients and private industry clients. The private industry sector allows us to take advantage of increases in private construction during times of economic expansion. The public sector clients provide us a continued revenue source during times of economic slowing because public sector projects are not as sensitive to the economy as are private industry projects.

         Expansion of Environmental Services. We will continue to explore ways to expand our environmental services. Such expansion would augment the services we already provide as well as diversify our business. During 2001 we expanded our environmental services especially in Southern California. In 2002 we will continue to broaden our environmental services.

         Expand Geographical Markets. Prior to 2001, our operations were focused on the two coasts. During 2001, with the acquisition of Hunt, headquartered outside Chicago, with offices in Pittsburgh, Houston, and Los Angeles, and the establishment of UNITEK Energy in Houston and Los Angeles, we added to our strength on the west coast and gained representation in the mid-country region. Additionally, with the start-up of an office in Philadelphia by U.S. Engineering Laboratories, our New Jersey subsidiary, we broadened our market in the north-east. We also added two new offices in Florida at Sarasota and Tallahassee to bring our total locations in Florida to six for our PEICO subsidiary. We believe that through expansion we will be able to increase revenues while incurring minimal costs. We believe that one key executive can efficiently manage an operation with approximately $10 million in annual sales. Additionally, as each operating division grows, it will continue to reduce overhead as a percentage of sales. Further, because we provide ancillary administrative support necessary to run each division, our division-level executives can manage these operations in a decentralized fashion, allowing them to react to regional business practices and traditions.

Contractual Arrangements

         We often provide services for our major clients under arrangements involving continuing service agreements. These arrangements are usually on a time-and-materials, costs-plus-fixed-fee, or a fixed-price basis, and are usually terminable on advance notice by either party. In 2001, approximately 65% of our projects were on a time-and-materials basis, under which we billed our clients at fixed hourly rates plus expenses for subcontracted services and materials used. In 2001, an additional 30% of our work was performed under cost-plus-fixed-fee agreements, under which we and the client agreed to a budgeted contract, with the client covering overruns and receiving credit for any savings realized under budget.

         Fixed-price arrangements, under which we perform a stated service for a set price, regardless of the time and materials cost involved, represented approximately 5% of our business in 2001. This percentage may significantly change in the future. Although this type of contract carries the risk that the cost to us for performing the agreed-upon services may exceed the set price, a fixed-price contract also has the benefit of potentially higher profit created by savings under the contract amount. With military projects, we have used fixed-price contracts very successfully where very detailed project plans and specifications are available. When quoting a fixed-price contract, our marketing personnel provide detailed breakdowns of all phases of the work specified, including man-hours, tests, and construction schedule assumptions. The fixed-price contract is thus based upon a clearly defined scope of work and contract duration. During the course of the project we closely monitor the scope of work and contract duration and any expansion of the scope of work or contract duration is billed as an extra.

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

Marketing and Sales

         Our sales staff obtains contracts through relationship building followed by proposals and bidding. The current sales staff consists of one to two sales representatives in each of our locations, with estimators and clerical staff backing up these sales personnel. We obtain a significant number of contract leads through referrals from existing and former clients, architects, and engineers. Clients are often interested in more than one of our services. We have been able to sell more than one type of service to the same clients.

         During 2001, we established a National Marketing Division to develop leads and assist in closing major contracts in the market areas served by all of our subsidiaries. The National Marketing Division has been particularly successful in signing energy-related contracts during the past 12 months. Contracts have also been awarded for two major casinos and two professional sports facilities.

         Recent trends in the engineering and consulting market require that a service provider commit considerable resources to maintaining and developing client relationships. This shift from project-specific to long-term client relationship partnering requires a service provider to dedicate both technical and marketing resources to tailoring services for a client. It also requires the provider to maintain a broad range of responsive, quality services. This client relationship partnering and quality, service-focused programs have resulted in continued revenues from repeat customers and, in many instances, sole-source solicitation and the awarding of work to the firm.

Key Clients and Projects

         Our services and products are applicable to a full range of business, manufacturing, institutional, and governmental sectors. However, based on demand for our services, existing relationships, and revenue generation potential, we target the following key client sectors for development:

         .  Fortune 500 companies;
         .  large general contracting firms;
         .  utilities and power producing companies;
         . large construction management firms and general contracting firms; . national corporate owners/users;
         .  state transportation agencies;
         .  municipalities;
         .  public school systems and university systems;
         .  public housing authorities; and
         .  U.S. government

         Our client list is compromised of hundreds of different customers. We serve the private commercial market, the public sector, and a variety of public interest or non-profit organizations. In 2001, no single customer accounted for more than 5% of our revenues. The following is a representative list of our clients.

                       Private Commercial Clients/Projects
                       -----------------------------------

                Wal-Mart                                Nordstrom

             Neiman Marcus                              Home Depot

           Saks Fifth Avenue                           Circuit City

             Lord & Taylor                           Marriott Hotels

              Hyatt Hotels                             Walt Disney

        Harrah's Hotel & Casino                   Borgata Hotel & Casino
       Atlantic City, New Jersey                Atlantic City, New Jersey

          Sea World San Diego                   Universal Studios Orlando

            Lockheed Martin                            Lennar Homes

              Merck & Co.                             Target Stores

                        Public Interest Clients/Projects
                        --------------------------------

           Giants Meadowlands Stadium        Califonia State Universities

           San Diego Qualcomm Stadium            Princeton University

        Florida Panthers Ice Hockey Arena      University of Califonia

                Sempra Energy                 Southern Califonia Edison

            Pacific Gas & Electric                     Calpine

                Chevron/Texaco                  Philadelphia Phillies

                Reliant Energy                   Philadelphia Eagles

                         Public Sector Clients/Projects
                         ------------------------------

         New Jersey Turnpike Authority         Port Authority New York

       Philadelphia International Airport     Port Authority New Jersey

           Pennsylvania Department of
                 Transportation                        CalTrans

        City and County of Los Angeles       City and County of San Diego

               United States Navy            Port Authority of San Diego

         We have worked to achieve a healthy balance between private industry and public sector work. We were successful in maintaining this goal during 2001, as our percentage of business from public sector work, which generally proves more stable and recession-resistant, increased in relation to our percentage of business from private sector work.

Backlog

         Backlog includes revenue anticipated from services during the next 12 months on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Backlog does not include anticipated revenues from smaller projects done without long-term contracts or service agreements. At year-end 2001, we had approximately $50.7 million of gross revenue backlog compared to $26.4 million at December 31, 2000. There can be no assurance that the entire amount of the backlog will ever be collected.

         We bill for our services monthly for work completed during the previous month. We handle all billing and accounts receivable responsibilities on the regional level, with overall supervision coming from our headquarters. Average collection periods for our receivables range between 94 to 104 days. An allowance for doubtful accounts is typically established in an amount equivalent to one percent of gross revenues.

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

Competition

         The services that we provide are subject to intense competition. In addition to the thousands of small consulting and testing firms operating in the United States, we compete with several national engineering and consulting firms including Law Companies Group, Inc., Kleinfelder Company, Dames & Moore, Inc. and Professional Service Industries, Inc. Certain of our present and future competitors may have greater financial, technical and personnel resources than we do. We cannot predict the extent of competition that we will encounter in the near future as construction materials testing and engineering, infrastructure, geotechnical and environmental services industries continue to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness, and costs of services. Our ability to compete successfully will depend upon our marketing efforts, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel and the availability of insurance.

Insurance

         We have a claims-made professional liability insurance policy, which includes contractor's pollution liability coverage. The professional liability insurance policy has a three-year term, ending in November 2002, which is subject to biennial renewal, with a one-year, per-claim, and aggregate limit of $5.0 million, and a deductible of $25,000 per claim. Increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients, contracts or projects. A claims-made policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions.

         Currently, we have twelve professional liability claims pending. However, management believes that the ultimate liability, if any, resulting from such claims would not be material in relation to our operations or financial condition and we are unaware of any other claims that will have a material adverse effect on our operations or financial condition. Claims have been made in the past against our professional liability policy and, to date, no such claim has ever resulted in an uninsured loss.

        We also carry an occurrence basis general liability insurance policy in the amount of $1.0 million, with a $2.0 million aggregate limit and a $9.0 million umbrella. This coverage includes our completed projects. The general liability insurance policy has a one-year term, ending in March 2003, and is subject to annual renewal. Our policies have been renewed in each of the years that they have been in effect.

         In addition, we have secured a claims-made directors and officers' liability insurance policy with an aggregate limit of $10 million, which is renewed annually. We can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policies.

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

Personnel

         We employ approximately 700 full-time employees, over 400 employees have professional credentials and in addition we have approximately 275 temporary employees in our subsidiary UNITEK. None of our employees are presently represented by a labor union. We believe that relations with our employees are good.

Item 2.   Properties

     We own no real estate, and all of our locations are leased from independent third parties as follows, except for the Lincroft, New Jersey location, which is leased from a related party:


Location                                 Square Footage      Lease Expiration
--------                                 --------------      ----------------

California:
-----------
7895 Convoy Court                                13,460         April, 2003
San Diego, California

571-E Crane Street                                1,200       November, 2002
Lake Elsinore, California

1350 Reynolds Avenue                              6,759       February, 2004
Irvine, California

980 E Orangethorpe Ave.                           1,575        August, 2003
Suite E
Anaheim, California

5300 Orange Avenue                                  968        August, 2003
Cypress, California

2978 Seaborg Avenue                               9,717        April, 2002
Ventura, California

Washington:
-----------
1805 136th Place N.E.                             7,225       December, 2004
Suite 201
Bellevue, Washington

12736 NE 15th Place                               1,820      September, 2003
Bellevue, Washington

Virginia:
---------
5900 Centreville Rd., Ste. 100                   12,941        March, 2003
Centreville, Virginia

Illinois:
---------
580 Waters Edge                                   4,453      September, 2004
Oak Creek Center
Lombard, Illinois

Location                                    Square Footage      Lease Expiration
--------                                    --------------      ----------------

Texas:
------
700 Rockmead, Suite 168                              491          April, 2002
Kingwood, Texas

9001 Airport Boulevard                             1,000        September, 2002
Suite 309
Houston, Texas

10301 Northwest Freeway                            1,487          April, 2003
Houston, Texas

Pennsylvania:
-------------
2350 Noblestown Road                               3,458          April, 2005
Pittsburgh, Pennsylvania

814 Parkway Boulevard                              2,754          June, 2004
Broomall, Pennsylvania

New Jersey:
-----------
903 E Hazelwood Ave                                7,000        December, 2002
Rahway, New Jersey

443 Commerce Lane                                  3,200          June, 2003
West Berlin, New Jersey

139 N Iowa Avenue                                  6,200           May, 2002
Atlantic City, New Jersey

631 Newman Springs Road                            1,800        February, 2003
Lincroft, New Jersey

Florida:
--------
1001 Jupiter Park Drive                            3,200          July, 2003
Jupiter, Florida

Location                                      Square Footage    Lease Expiration
--------                                      --------------    ----------------

Florida (continued):
--------------------
3022 College Avenue East                                 975     October, 2004
Sarasota, Florida


2615 North Monroe Street                               1,000    September, 2002
Suite 201
Tallahassee, Florida

8010 Suncourt Drive, Ste. 120                          2,978     January, 2005
Orlando, Florida

10251 Metro Parkway                                    2,970     January, 2007
Ft. Myers, Florida

11860 West State Rd. 84, Ste 1                         7,233    December, 2005
Ft. Lauderdale, Florida

Nevada:
-------
6280 S. Valley View Blvd., Ste. 722                    4,909    September, 2006
Las Vegas, Nevada

Item 3. Legal Proceedings

     Currently, we are not a party to any material legal proceedings that would not be considered routine and incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our Company's common stock is quoted on the Nasdaq National Market under the symbol "USLB". The high and low sales prices, as reported on Nasdaq, for each quarter within the last two fiscal years were as follows:

  2001            High       Low         2000            High       Low
  ----            ----       ---         ----            ----       ---
  1/st/ Quarter   $ 9.313     $3.750     1/st/ Quarter   $4.375     $3.219
  2/nd/ Quarter   $15.000     $8.250     2/nd/ Quarter   $4.250     $3.375
  3/rd/ Quarter   $13.480     $7.750     3/rd/ Quarter   $4.750     $3.500
  4/th/ Quarter   $ 9.950     $6.250     4/th/ Quarter   $4.281     $3.313

     These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. These quotations do not include intra-day highs and lows. On December 31, 2001, there were approximately 123 owners of record of our common stock.

     No cash dividends have been declared to date on our common stock. We expect that all earnings, if any, will be retained to finance our growth and that no cash dividends will be paid for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

     Critical Accounting Policies. The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions in applying certain critical accounting policies. Certain accounting estimates are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting the estimates could differ markedly from our current expectations. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial statements. The Company's policy is to record estimated amounts to certain provisional accounts based on information available at that time, and then adjust these estimates to actual based upon the input of its key management personnel and previous experience. These provisional accounts include unbilled receivables (work-in-process), income tax expense, bad debts expense, vacation expense, legal expenses, audit expenses, employee bonuses and employer pension contribution.

     Testing and Inspection Contracts. Testing and inspection contract revenues are recognized as services are performed over the duration of the contract, which approximates the percentage of completion method on a cost-to-cost basis. This method of revenue recognition requires the Company to prepare estimates of costs at the beginning of projects, which are then revised as changes to project scope, timing etc. occur. In making such estimates, judgments are required to elevate contingencies such as potential variances in schedule, the cost of labor and material, liability claims, contract disputes or achievement of contractual performance standards. Changes in such estimates, if any, are recognized in the period they are determined.

     Twelve Months Ended December 31, 2001 and 2000.

     Revenue. Revenue for the twelve months ended December 31, 2001 was $52,076,484, an increase of 48% over $35,188,391 for the same period in 2000. The increase was due to growth from internal operations of $14,174,044 and from acquisitions of $2,714,049. We produced an internal growth rate of approximately 40%, with the remaining 8% attributed to the expansion of operations through the acquisition of two engineering consulting services companies in the first and fourth quarters of 2001.

     Gross Profit. Gross profit for the twelve months ended December 31, 2001 was $20,723,208, an increase of 38% over $15,053,802 for the same period in 2000. This increase in gross profit was due primarily to the increase in revenues described above.

     Gross profit decreased to 40% for the twelve months ended December 31, 2001 versus 43% for the comparable period last year.

     The decrease in our overall gross profit percentage between years is attributable to various factors. In the third quarter of 2001, the Company opened new branch offices in Anaheim, California and Houston, Texas for its Unitek Energy Services Group, Inc., which was started in August 2001. These additional locations negatively impacted productivity during 2001 as this is a start up operation in the energy inspection business.

     Unitek Energy Services Group, Inc., a subsidiary with headquarters in Houston, Texas and a field office in Anaheim, California, performs piping inspection services at energy refining facilities throughout the U.S. Using long range guided wave ultrasonic testing equipment, manufactured in the United Kingdom, cracking and metal loss can be detected in difficult to access locations without causing interruptions in the customer's operations.

     Unitek Technical Services, Inc., a subsidiary, is a high volume, lower margin business than the core testing/inspection business and was also a contributing factor to the overall decline in gross margins for the year 2001. The Company purchased Unitek on February 26, 2000, and the results were included for the full twelve months in 2001.

The Company's policy has been to consistently record its revenue as gross revenues, rather than net of reimbursables as do many other engineering/testing companies. The Company believes that this is a preferred method for reporting its revenues since in most cases the Company obtains a markup on this subcontracted work and this work is not material to its total revenues. However, because of this, as compared to other engineering companies, the Company's gross margins are reported at a lower percentage of revenues. The Company recognizes revenue as services are performed, which approximates the percentage of completion method.

     Selling General and Administrative (SG&A). For the twelve months ended December 31, 2001, SG&A expenses for the Company increased by $3,678,510 (30%) over the comparable period ending December 31, 2000. This increase is primarily due to increased costs for the mergers and acquisition department and additional management personnel and related expenses required to manage the additional acquisitions made in 2000 and 2001, for the cost of obtaining Nasdaq National Market listing in the year 2001, for the overhead expenses attributable to the start-up of the new business, Unitek Energy Services Group, Inc., and for the expensing of deferred compensation for a consultant agreement which was terminated in the third quarter of 2001. As a percentage of revenues, the SG&A expenses declined to 30% for the year 2001 as compared to 35% for the year 2000.

     For the twelve months ended December 31, 2001, the Company amortized $252,984 in goodwill expense for prior acquisitions which is included in SG&A expense. Goodwill is being amortized over a period not exceeding twenty years.

     Interest Expense. Interest expense decreased for fiscal 2001 by $31,871 from the prior year due primarily to paying down our line of credit in the second quarter of 2001. This savings was offset, however by additional interest expense during the fourth quarter due primarily to the interest on the promissory notes issued in the Hunt acquisition.

     Interest Income. Interest income for the twelve months ended December 31, 2001 increased $64,425 over the same period in 2000. Interest income increased primarily due to short term investments made in the third quarter of 2001 as a result of funds invested from the call of warrants and stock options exercised.

     Income Before Provision for Income Taxes. Income before provision for income taxes for the twelve months ended December 31, 2001 was $4,780,730, an increase of 85% over $2,583,417 for the same period in 2000. Pretax profit increased in 2001 due to the completion of acquisitions in the first and fourth quarters of 2001, while SG&A expenses decreased as a percentage of revenues.

     Net Income. Net income for the twelve months ended December 31, 2001 was $2,734,054, an increase of 60% over $1,705,417 for the same period in 2000. The increase in net income was primarily due to the inclusion of the results of operations for the two acquisitions made in 2001 and the decrease as a percentage of revenue in selling, general and administrative expenses.

     The combined effective tax rate for the twelve month period ended December 31, 2001 was 43%, whereas the combined effective tax rate for the twelve month period ended December 31, 2000 was 34%. We recorded an amount in 2000 for research and development credits that were available to the Company and were claimed on our federal and state tax returns amended for the periods of 1996-1999. These amounts reduced the provision for income taxes in the year 2000 by $246,437. The balance of R&D credits available to the Company is approximately $172,000, which will be recognized when the Federal and State tax agencies have acknowledged these amended returns and accepted these remaining R&D credits.

  Liquidity and Capital Resources

     During the twelve months ended December 31, 2001 our net cash provided by operating activities was $396,215, a decrease of $676,496 over the same period in 2000.

     During the year ended December 31, 2001, employee stock options were exercised to purchase common stock of the Company, which allowed the Company to reduce its income taxes payable, which is a current liability. The Company recorded $441,330 in 2001 and $0 in 2000 for this stock option income tax benefit thereby reducing its cash flow from operating activities by $441,330. This accounted for the majority of the decrease in the operating activities of the cash flow for year 2001 versus 2000.

     In the third quarter of 1999, we also entered into a $200,000 capital purchases line of credit facility. We used this line of credit for equipment purchases and at the end of August 2000 this facility was converted to a five-year term loan. On December 31, 2001, the balance was $143,153, with $103,193 treated as long-term debt and $39,960 treated as short-term debt.

     In the second quarter of 2001, we entered into a $6,000,000 revolving working capital line of credit facility expiring May 31, 2003, as part of our ongoing efforts to ensure appropriate levels of liquidity. On December 31, 2001, borrowings on this working capital line of credit balance were $2,465,000, and are included as a long term liability.

     In the second quarter of 2001, the Company entered into a $525,000 capital purchases line of credit. This line of credit was amended in the fourth quarter 2001 to $1,070,000. On December 31, 2001, the balance used was $545,000 with $428,213 treated as long term debt and $116,787 treated as short term debt.

     All of these credit facilities are secured by our assets and those of our subsidiaries and bear interest based on the variable prime rate.

     Management believes that our available cash and cash equivalents as well as cash generated from operations will be sufficient to meet our cash requirements for at least the next twelve months. We nevertheless are currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions. We intend to actively continue our search for accretive acquisitions in order to expand our geographical representation and enhance our technical capabilities.

Acquisitions

     In March 2001, we purchased certain assets of AMEC Earth & Environmental Las Vegas for a total purchase price of $175,000. We recorded no goodwill in connection with this transaction.

     In October 2001, we purchased 100% of the common stock of Robert W. Hunt Company for a total purchase price of $13,000,000 payable in cash, promissory notes and common stock of U.S. Laboratories Inc. We recorded this acquisition under the purchase method of accounting. We recorded goodwill and other intangible assets of $11,133,822 and $500,000, respectively, in connection with this transaction.

     We recorded the above acquisitions under the purchase method of accounting. We recorded goodwill and other intangible assets based on the excess of the purchase price over the fair value of the net assets acquired in accordance with SFAS 141, "Business Combinations."

Management Indebtedness

     As of December 31, 2001, Dickerson Wright owed $140,863 to us. The total amount is due on September 30, 2005 in one payment, is non-interest bearing and is included in Stockholders' Equity.

Inflation

     Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

     Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. At year-end 2001, we had approximately $50.7 million of gross revenue backlog compared to $26.4 million at December 31, 2000.

     We bill for our services monthly for work completed during the previous month. We handle all billing and accounts receivable responsibilities on the regional level, with overall supervision coming from our headquarters. Average collection periods for our receivables range between 94 to 104 days. An allowance for doubtful accounts is typically established in an amount equivalent to one percent of gross revenues.

Risk Factors

     Our growth strategy depends in part on acquiring companies that will expand or complement our business, and any failure by us to identify or acquire suitable targets may limit our growth.

     One of our primary growth strategies is to acquire other companies and assets that either complement or expand our existing business. We cannot predict the likelihood that we will be able to make these acquisitions in the future. Our failure to identify and complete suitable acquisitions may limit our growth, and could adversely affect our future operations and financial results.

     The management and integration into our operations of acquired companies presents various problems, which may prevent us from achieving the benefits of our acquisitions or adversely affect our financial performance.

     Acquiring businesses is a significant challenge. To achieve the benefits of our acquisitions, we must profitably manage the acquired companies, successfully combine their businesses with our business and integrate their technologies, products and services with ours so that they operate effectively together. We cannot assure you that we will be able to do so. The integration of acquisitions into our operations may involve a number of special problems, any of which could materially and adversely affect our operations and financial performance. These problems include:

          adverse effects on our reported operating results;
          burdens on our management resources and financial controls; diversion of money and resources to integration issues that would otherwise be spent on developing our business;
          the potential loss of key personnel of acquired companies;
          the potential loss of customer relationships and related revenues of acquired companies as a result of a change in ownership; and unanticipated or undiscovered legal liabilities or other obligations of acquired companies.

     Potential professional liability for structural failure, property damage, personal injury or economic loss may substantially exceed both the fees derived from our engineering services and our insurance coverage.

     Because we advise clients on complicated engineering matters, we are exposed to a risk of professional liability for structural failure, property damage, personal injury and economic loss that may substantially exceed the fees from these services. Though we maintain various insurance policies to attempt to cover these risks, we may not be completely covered for all potential liability. In addition, we cannot assure you that we will in the future be able to obtain adequate insurance at affordable prices or at all, which may expose us to additional risk and also, since some of our customers require that we maintain liability insurance, hurt our competitive position.

     If we fix prices that are too low for fixed-price contracts or fail to correctly estimate resources required for fixed-price contracts, our net income could suffer.

     We perform a significant portion of our projects using fixed-price contracts. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our contractual obligations in a manner consistent with the project plan, we can incur losses on that project. For example, if we establish a fixed price before the design specifications are finalized and that price ultimately proves to be too low to provide us with a profit on the project, our net income will be adversely affected. Lower earnings caused by cost overruns would have an adverse effect on our financial results.

     We may incorrectly anticipate the resources required for some projects, which would require us to devote additional time and resources to those projects and adversely affect our profitability to the extent we do not receive reimbursement for these additional costs.

     We may need to commit unanticipated additional resources to complete some projects, which would negatively affect the profitability of those projects to the extent we are unable to obtain additional compensation to cover the increased costs. We may have to revise project plans during the project or change project managers to ensure projects are completed on schedule. Failure to anticipate these needs and factor them into our project prices could have a material adverse effect on our business, financial condition, and results of operations.

     The services that we provide are subject to intense competition.

     In addition to the thousands of small consulting and testing firms operating in the United States, we compete with several national engineering and consulting firms. Some of our present and future competitors may have greater financial, technical, and personnel resources than we do. We cannot predict the extent of competition that we will encounter in the near future as construction materials testing and engineering, infrastructure, geotechnical and environmental services industries continue to mature and consolidate. Our ability to compete successfully will depend upon our marketing efforts, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel and the availability of liability insurance.

     Our contracts with government agencies may be subject to special constraints or funding considerations.

     A portion of our revenues derive from government contracts. These contracts are subject to each governmental customer's political and budgetary constraints, changes in short-range and long-range plans, the timing of contract awards, the relevant budget authorization and appropriation processes and procedures, the customer's ability to terminate contracts for convenience or for default, as well as other risks such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

     We are dependent on a limited number of key personnel to manage our company in a way that provides profitability and continued growth.

     We depend on the efforts and abilities of our senior management to manage our company, particularly those of Dickerson Wright and the key officers at our subsidiaries. The loss of any of these key officers could have a material adverse effect on our business.

     Our revenues and profits are subject to seasonal fluctuations.

     Due primarily to inclement weather conditions and an increased number of holidays, our operating results during January, February and December are generally lower than our operating results in other months. This means that our revenues and profits in the quarters ending December 31 and March 31 may be lower than in our other quarters.

     Our board of directors could issue preferred stock having rights superior to your common stock, which may cause the value of your shares to decrease or hinder a change in control that would provide a premium for your shares.

     Our corporate documents authorize our board of directors to issue shares of preferred stock without the approval of our common stockholders. This means that our board may approve the issuance of preferred stock that would grant dividend preferences, liquidation preferences, voting or other rights to preferred stockholders that are greater than the rights you have as a common stockholder. This also means that our board may issue preferred stock to delay or prevent a change in control, even if that change in control would result in you receiving payment for your shares of common stock above their then current market value.

     The concentration of ownership of our common stock in our directors and executive officers allows those individuals to influence or control the election of our directors and effectively control most corporate actions, including the approval or disapproval of mergers and takeovers.

     Our current directors and executive officers own more than 40% of our outstanding common stock. Accordingly, these individuals are collectively able to influence or control, among other things, the election of our directors and the outcome of most corporate decisions, including the approval or disapproval of corporate transactions such as mergers, consolidations and the sale of all or substantially all of our assets. As such, acting together, our directors and executive officers might be able to delay, discourage or prevent a merger, tender offer or takeover attempt that you might consider to be in your best interests, including transactions or takeover attempts that would result in a premium being paid over the market price of our stock.

     There are significant limitations on the liability of our directors.

     Our amended and restated certificate of incorporation substantially limits the liability of our directors to us and to our shareholders for breaches of fiduciary and other duties.

Forward Looking and Cautionary Statements

     Except for the historical information and discussions contained herein, statements contained in the Form 10-KSB may constitute `forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from predictions, including: our ability to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; our ability to obtain or protect intellectual property rights; financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; our ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of our distributors or resellers; our ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed in our other fillings with the Securities and Exchange Commission, and in material incorporated therein by reference.

Item 7.  Financial Statements

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors                           F-1
Consolidated Balance Sheet                                                  F-2
Consolidated Statements of Income                                           F-4
Consolidated Statements of Stockholders' Equity                             F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our directors and executive officers and their ages and positions held with us are as follows:

Name                            Age   Positions with U.S. Laboratories
----                            ---   --------------------------------

Dickerson Wright                55    Chief Executive Officer, President, and
                                      Chairman of the Board of Directors

Donald C. Alford                58    Exectutive Vice President, Secretary and
                                      Director

Mark Baron                      46    Executice Vice President and Director

Martin B. Lowenthal             45    Executive Vice President and Director

Joseph M. Wasilewski            52    Chief Financial Officer and Director

Thomas H. Chapman               72    Director

James L. McCumber               54    Director and Member of Audit and
                                      Compensation Committees

Robert E. Petersen              55    Director and Member of Audit and
                                      Compensation Committees

James R. Vogler, Esquire        49    Director and Member of Audit and
                                      Compensation Committees

     Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his successor is elected and qualified, or until his earlier death, resignation, or removal.

     Dickerson Wright, P.E., is our founder and has served as our chairman of the board of directors and president since our incorporation in October 1993. Mr. Wright is a registered professional engineer with a history of building and managing engineering service companies and has over 26 years experience in the independent testing and inspection industry. Prior to founding our company, he was the co-owner and executive vice president of American Engineering Laboratories and a senior executive with Professional Service Industries. Mr. Wright also served as president and chief executive officer of Western State Testing, as national group vice president of United States Testing Company, and as executive vice president of Professional Service Industries during this time.

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

     Mark Baron has has served as a director of San Diego Testing Engineers since March 1997 and has served as one of our directors since May 1998. Mr. Baron also was employed in the position of manager of business development with Professional Service Industries from November 1989 to October 1996. He has over 20 years experience in the construction industry. Mr. Baron is a certified OSHPD Class A Construction Inspector.

     Martin B. Lowenthal has served as our executive vice president of National Sales. He is a director of U.S. Engineering Laboratories and has served as a director since May 30, 1998. Mr. Lowenthal has served as president and director of U.S. Engineering Laboratories since November 1994 and as secretary of U.S. Engineering Laboratories since its incorporation in October 1993. Mr. Lowenthal has 16 years of management experience in the engineering and testing industry. He has overseen inspection and testing operations in New Jersey, New York, Delaware, Pennsylvania, Maryland, and Virginia.

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

     James R. Vogler, Esquire has served as one of our outside directors since June 2001. Mr. Vogler has served as outside counsel for the Company since 1993 and is presently a partner with the law firm of Barack, Ferrazzano, Kirschbaum, Perlman & Nagelberg, Chicago, Illinois.

Committees of the Board of Directors

     We have a standing compensation committee currently composed of Messrs. Petersen, McCumber and Vogler. The compensation committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The committee is also responsible for granting stock awards, stock options, stock appreciation rights, and other awards to be made under our existing incentive compensation plans. We also have a standing audit committee composed of Messrs. McCumber, Petersen and Vogler. The audit committee assists in selecting our independent auditors and in designating services to be performed by, and maintaining effective communication with, those auditors.

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

     In addition, we have secured a claims-made directors and officers' liability insurance policy with an aggregate limit of $10 million. This policy has a one-year term that renews in March 2003. We can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, among others, to file certain beneficial ownership reports with the Securities and Exchange Commission. Based on review of the copies of forms furnished to us, we have identified the following forms that were filed late by these persons with respect to the year ended December 31, 2001. James Vogler filed a Form 3 late. Gary Elzweig filed one Form 4 late with respect to six transactions and an amended Form 4 reporting one transaction late. Joseph Wasilewski filed one Form 4 late with respect to five transactions. Dickerson Wright filed one Form 4 late with respect to four transactions. In addition, the following executive officers and directors each filed a Form 5 reporting the following number of transactions that were required to be reported on an earlier Form 4 or Form 5:
                                                                              33

Donald Alford, seven transactions; Mark Baron, four transactions; Thomas Chapman, Martin Lowenthal and Robert Peterson, three transactions each; Gary Elzweig, two transactions; Joseph Wasilewski, five transactions; and Dickerson Wright, eight transactions. We are not aware of any failures by our directors or executive officers to file the forms required to be filed by them pursuant to
Section 16(a).

Item 10.  Executive Compensation

Employment Agreements

     On May 30, 1998, we entered into an employment agreement with Dickerson Wright, which expired by its terms on May 30, 2001. The agreement provided that Mr. Wright serve as our President and Chief Executive Officer for an annual base salary of $175,000 and standard executive benefits. We may terminate Mr. Wright with or without cause, but if he is terminated without cause, he is entitled to receive a severance amount equal to one-half his annual base salary, payable over 12 months. The agreement requires Mr. Wright to maintain the confidentiality of our proprietary information and prohibits him from competing with us during the term of his employment and for 2 years thereafter. Mr. Wrights's agreement automatically terminates if he becomes permanently disabled or dies.

     On May 30, 1998, we entered into a three-year employment agreement with Donald Alford. The terms of this agreement were substantially identical with those of Mr. Wright's, other than that Mr. Alford was to serve as our Executive Vice President and receive an annual base salary of $80,000.

     On May 30, 1998, our subsidiary U.S. Engineering Labs, Inc., entered into a three-year employment agreement with Martin Lowenthal. The terms of this agreement were substantially identical with those of Mr. Wright's, other than that Mr. Lowenthal was to serve as President of the subsidiary and receive an annual base salary of $70,000.

     On May 30, 1998, our subsidiary Professional Engineering and Inspection Co., Inc., entered into a three-year employment agreement with Gary Elzweig. The terms of this agreement were substantially identical with those of Mr. Wright's, other than that Mr. Elzweig was to serve as President of the subsidiary and receive an annual base salary of $125,000.

     On August 31, 2000, we amended and restated our employment agreement with Joseph Wasilewski. The agreement expires on April 1, 2002 and provides that Mr. Wasilewski serve as our Chief Financial Officer. He is to receive a base salary of $120,000 per year for his services plus standard executive benefits (insurance, vacation, and reimbursement for reasonable and necessary expenses incurred in the performance of his duties). In addition, notwithstanding any termination of the agreement, Mr. Wasilewski is guaranteed to receive the amount of $50,000, payable in $10,000 installments or our Company stock at his discretion on August 31, 2000 and each of the following four anniversaries of that date. If we undergo a change of control, these guaranteed payments will be accelerated and must be paid within 15 days of the change of control. We may terminate Mr. Wasilewski with or without cause, but if he is terminated without cause or he terminates his employment within 30 days of being required to relocate the primary location of his employment outside the state of New Jersey, he is entitled to receive a severance amount equal to one year's base salary, payable over 24 months, and the vesting of any stock options held by him will accelerate. The agreement requires Mr. Wasilewski to maintain the confidentiality of our proprietary information and prohibits him from competing with us during the term of his employment and for 2 years thereafter. Mr. Wasilewski's agreement automatically terminates if he becomes permanently disabled or dies.

     We are currently negotiating new employment agreements with certain of our executive officers and those of our subsidiaries, but have not yet finalized or entered into those agreements.

     The following table sets forth certain information concerning compensation paid or accrued by us for the fiscal years ended December 31, 2001, 2000 and 1999 to or for the benefit of our chief executive officer and our four other most highly compensated executive officers whose total annual compensation for the year 2001 exceeded $100,000 each.

                           Summary Compensation Table

                                       Fiscal Year
                                         Ended                                                  Securities
   Name and Principal                   December                             Other Annual       Underlying
       Position                           31st      Salary ($)   Bonus ($)   Compensation    Options/SARs (#)
-------------------------------------------------------------------------------------------------------------
Dickerson Wright                          2001         300,000           0              -              7,000
Chief Executive Officer and               2000         251,530      78,000              -             10,000
President                                 1999         192,664      53,000         32,015             15,000

Gary H. Elzweig                           2001         251,923           0              -                  -
Executive Vice President                  2000         201,199      75,000              -              5,000
                                          1999         140,000      31,567              -             10,000

Martin B. Lowenthal                       2001         124,960           0              -                  -
Executive Vice President                  2000         104,869      39,400              -                  -
                                          1999          81,200      28,000              -                  -

Donald C. Alford                          2001         150,000           0              -              7,000
Executive Vice President                  2000         140,837      45,000              -             10,000
and Secretary                             1999          91,708      15,000              -             15,000

Joseph M. Wasilewski                      2001         150,000      25,000              -             12,000
Chief Financial Officer                   2000         122,029      65,000              -             10,000
                                          1999          91,000       6,000              -             65,000

     The following table provides the specified information concerning grants of options and warrants to purchase our common stock made during the year ended December 31, 2001 to persons named in the Summary Compensation Table.

                     Options/SAR Grants in Last Fiscal Year

                          Number of      Percent Total
                         Securities       Options/SARs
                         Underlying        Granted to
                        Options/ SARs     Employees in    Exercise or Base    Expiration
Name                       Granted        Fiscal Year       Price ($/Sh)         Date
---------------------   -------------    -------------    ----------------    ----------
Dickerson Wright            7,000             9.5%          $6.60-$15.00       08/01/06

Gary H. Elzweig                --              --                     --             --

Martin B. Lowenthal            --              --                     --             --

Donald C. Alford            7,000             9.5%          $6.00-$15.00       08/01/06

Joseph M. Wasilewski       12,000            14.4%          $6.00-$15.00       08/01/06

     The following table provides information concerning exercises of options and warrants to purchase our common stock in the fiscal year ended December 31, 2001, and unexercised options and warrants held at fiscal year end by the persons named in the Summary Compensation Table. The value of the unexercised options and warrants that are in the money was calculated by determining the difference between the fair market value per share of our company's common stock on December 31, 2001 and the exercise price of the options and warrants.

                            Number of                     Number of Securities
                              Shares                     Underlying Unexercised      Value of Unexercised In-the-
                           Acquired on      Value        Options and Warrants at      Money Options and Warrants
Name                         Exercise     Realized        at December 31, 2001            at December 31, 2001
                           -----------   ----------   ----------------------------    ----------------------------
                                                      Exercisable    Unexercisable    Exercisable    Unexcerisable
                                                      -----------    -------------    -----------    -------------
Dickerson Wright              60,000      $199,800       79,698          62,302        $ 198,448       $ 150,152

Gary E. Elzweig               30,000      $135,000       50,000               0        $ 124,500               0

Martin B. Lowenthal           10,000      $  6,900       25,000               0        $  77,250               0

Donald C. Alford              10,000      $ 33,300       52,000               0        $ 154,500               0

Joseph M. Wasilewski          25,000      $137,500       31,662          35,338        $  97,836       $  96,834

Director Compensation

     We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the board. In 2001, our non-employee directors received $1,000 for each board meeting attended. In 1998, under the 1998 Stock Option Plan, each non-employee director received an option to purchase 5,000 shares of common stock at an exercise price of $6.00 per share. Directors who are members of our subsidiaries' boards received an additional grant of an identical option to purchase 5,000 shares for each board membership. In the future, a director who is elected to the board for the first time may receive an option to purchase shares of common stock for the first year of the director's board term. The board has not yet determined the number of option shares that each director will receive for each additional year the director remains on the board. These options will have an exercise price equal to 100% of the fair market value of the common stock on the grant date.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 22, 2002, and as adjusted to reflect the sale of the units offered by us, by:

     . each person who is known to own beneficially more than 5% of the outstanding shares of our common stock;

     .    each of our directors and named executive officers; and

     .    all of our directors and executive officers as a group.

     The persons listed below have sole voting and investment power with respect to all shares of common stock shown as being beneficially owned by them, subject to community property laws, where applicable. The "Number of Shares" column in the table includes shares issuable upon exercise of options and warrants exercisable within 60 days of March 22, 2002. The number of options and warrants exercisable within 60 days of March 22, 2002 are listed in the "Shares Issuable Upon Exercise of Options or Warrants" column. Except as otherwise noted, the address of all stockholders is care of U.S. Laboratories Inc., 7895 Convoy Court, Suite 18, San Diego, California 92111.

                                                                      Issuable
                                                                       Shares
                                                                     Exercise of
                                                                        Upon
                                       Number of     Percentage      Options or
    Name of Beneficial Owner            Shares       Ownership        Warrants

Dickerson Wright ....................  1,792,380       36.62%          79,698

Martin B. Lowenthal .................     96,926        2.01           27,000

Donald C. Alford ....................    116,548        2.40           52,000

Mark Baron ..........................     69,622        1.44           30,000

Thomas H. Chapman ...................     41,861           *           20,000

Joseph M. Wasilewski ................     60,084        1.24           31,662

James L. McCumber ...................      6,000           *                0

Robert E. Petersen ..................     11,000           *           11,000

James R. Vogler .....................          0           -                0

Kern Capital Management (1)..........    281,500        5.90                -


All current directors and
  officers as a group (9 persons) ...  2,194,421       43.32%         251,360


*Represents less than 1%

(1) Information obtained from schedule 13G filed with the SEC on January 10, 2002. The address of Kern Capital Management is 114 West 47/th/ St., STE. 1926, New York, NY 10036.
                                                                              39

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

     At December 31, 2001, Dickerson Wright owed $140,863 to us. The total amount is due on September 30, 2005 in one payment and is non-interest bearing.

      As part of the consideration for the acquisition of the assets of Wyman Enterprises, Inc. we issued a non-interest-bearing note payable to Donald C. Alford in the principal amount of $150,000. The note payments are due in four equal annual installments of $37,500 beginning in March, 1999.

Item 13.  Exhibits and Reports on Form 8-K

(a)  The exhibit list is located at the end of this report.

(b) On November 13, 2001, we filed a Form 8-K with the Securities and Exchange Commission in connection with the acquisition of 100% of the outstanding capital stock of Robert W. Hunt Company.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                                    U.S. Laboratories Inc.

                                                    By: /s/ Dickerson Wright
                                                        --------------------
                                                        Dickerson Wright
                                                        President and Chief
                                                        Executive Officer

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

Signature                                            Title

/s/ Dickerson Wright                           Chairman of the Board,
-------------------------
Dickerson Wright                               President and Chief
                                               Executive Officer
                                               (principal executive officer)

/s/ Donald C. Alford
------------------------
Donald C. Alford                               Director

/s/ Mark Baron
------------------------
Mark Baron                                     Director

/s/ Martin B. Lowenthal
------------------------
Martin B. Lowenthal                            Director

/s/ Joseph Wasilewski                          Director and Chief Financial
------------------------
Joseph Wasilewski                              Officer (principal financial
                                               and accounting officer)

/s/ Thomas H. Chapman                          Director
------------------------
Thomas H. Chapman

/s/ James L. McCumber                          Director
------------------------
James L. McCumber

/s/ Robert E. Petersen                         Director
------------------------
Robert E. Petersen

/s/ James R. Vogler                            Director
------------------------
James R. Vogler

                             U.S. LABORATORIES INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 and 2000

                                    CONTENTS


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ........................   F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet ...............................................   F-2

Consolidated Statements of Income ........................................   F-4

Consolidated Statements of Stockholders' Equity ..........................   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
U.S. Laboratories Inc.

We have audited the accompanying consolidated balance sheet of U.S. Laboratories Inc. and its subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principals generally accepted in the United States.

                                                  /s/Ernst & Young LLP

San Diego, California
February 22, 2002

                     U.S LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001

                                     ASSETS

Current assets
  Cash and cash equivalents                                                           $ 1,329,622
  Accounts receivable, net of allowance for doubtful accounts
    of $546,049                                                                        14,400,067
  Unbilled receivables                                                                  2,012,646
  Prepaid expenses and other current assets                                               503,951
                                                                                      -----------

      Total current assets                                                             18,246,286

  Furniture and equipment, net of accumulated depreciation and amortization
    of $2,578,462                                                                       3,194,595
  Goodwill and intangibles, net of accumulated amortization of $1,026,592              15,119,540
  Other assets                                                                            382,854
                                                                                      -----------

      Total assets                                                                    $36,943,275
                                                                                      ===========

                            See accompanying notes.

                    U.S LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Notes payable, current portion                                            $  4,664,568
 Accounts payable                                                             1,699,742
 Accrued liabilities                                                          4,896,055
 Income taxes payable                                                           137,450
                                                                           ------------

  Total current liabilities                                                  11,397,815

Deferred income taxes                                                           204,212
Notes payable, net of current portion                                         3,347,012
                                                                           ------------

  Total liabilities                                                          14,949,039

Commitments and contingencies (see Note 6)

Stockholders' equity
 Preferred stock, $.01 par value
  5,000,000 shares authorized
  none issued and outstanding
 Common stock, $.01 par value
  50,000,000 shares authorized
  4,814,855 shares issued and outstanding                                        48,150
 Treasury stock, at cost
  96,735 shares                                                                (644,454)
 Additional paid-in-capital                                                  16,802,298
 Note receivable from stockholder                                              (140,863)
 Retained earnings                                                            5,929,105
                                                                           ------------

  Total stockholders' equity                                                 21,994,236
                                                                           ------------

   Total liabilities and stockholders' equity                              $ 36,943,275
                                                                           ============

                            See accompanying notes.

                    U.S LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2001
                 For the Years Ended December 31, 2001 and 2000

                                                                    2001                   2000
                                                                    ----                   ----
Revenue                                                         $ 52,076,484          $ 35,188,391

Cost of goods sold                                                31,353,276            20,134,589
                                                                ------------          ------------

Gross profit                                                      20,723,208            15,053,802

Selling, general, and administrative expenses                     15,826,613            12,148,103
                                                                ------------          ------------

Income from operations                                             4,896,595             2,905,699

Other (expense) income
    Interest expense                                                (238,171)             (270,042)
    Interest income                                                   75,908                11,483
    Other, net                                                        46,398               (63,723)
                                                                ------------          ------------

               Total other (expense) income                         (115,865)             (322,282)
                                                                ------------          ------------

Income before provision for income taxes                           4,780,730             2,583,417

Provision for income taxes                                         2,046,676               878,000
                                                                ------------          ------------

Net income                                                      $  2,734,054          $  1,705,417
                                                                ============          ============

Earnings Per share
    Basic                                                       $        .66          $        .53
    Diluted                                                     $        .61          $        .53

Weighted average shares outstanding
    Basic                                                          4,134,536             3,208,565
    Diluted                                                        4,468,017             3,208,565

                            See accompanying notes.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                                                    Note
                                                                     Additional                 Receivable
                                      Common Stock       Treasury      Paid-In      Deferred       From      Retained
                                      ------------
                                    Shares   Amount       Stock        Capital     Compensation Stockholder  Earnings      Total
                                    -------- ------       -----        -------     ------------ -----------  --------      -----
Balance, December 31, 1999 ...... 3,200,000  $32,000   $ (114,088)   $ 5,218,442   $       -    $(140,714)  $1,489,634  $ 6,485,274

Advances to Stockholder .........                                                                    (149)                     (149)

Issuance of 20,000 treasury
    shares for purchase of
    AGS, Inc ....................                          63,613         16,387                                             80,000

Issuance of 15,000 treasury
    shares for purchase of Sage
    Engineering, Inc ............                          50,475          9,525                                             60,000

Issuance of common stock ........     1,065       10                                                                             10

Purchase of 40,000 shares
    of treasury stock, at cost ..                        (157,423)                                                         (157,423)

Deferred compensation related
    to stock options/warrants ...                                        216,900    (216,900)                                     -

Amortization of deferred
    compensation ................                                                     57,000                                 57,000

Issuance of common stock for
    purchase of Earth
    Consultants Inc .............   100,000    1,000                     399,000                                            400,000

Net Income ......................                                                                            1,705,417    1,705,417

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000 ...... 3,301,065  $33,010   $ (157,423)   $ 5,860,254   $(159,900)  $ (140,863)  $3,195,051  $ 8,630,129

Deferred compensation  related
    to stock options/warrants ...                                         33,050     (33,050)                                     -

Amortization of deferred
    compensation ................                                                    192,950                                192,950

Issuance of common stock
    (net of costs) ..............    70,399     705                      128,468                                            129,173

Exercise of common stock
   options (and related tax benefit
    of $441,330)                    192,150   1,922                    1,532,806                                          1,534,728

Redemption of common stock
   warrants (net of costs) ...... 1,251,241   12,513                   9,247,720                                          9,260,233

Purchase of 57,800 common
   shares of treasury stock,
   at cost ......................                        (487,031)                                                         (487,031)

Net income ......................                                                                            2,734,054    2,734,054

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001 ...... 4,814,855  $48,150   $ (644,454)   $16,802,298   $       -   $ (140,863)  $5,929,105  $21,994,236
                                  =========  =======   ==========    ===========   =========   ==========   ==========  ===========

                            See accompanying notes.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                               2001               2000
                                                                               ----               ----
Cash flows from operating activities
     Net income                                                            $  2,734,054       $  1,705,417
     Adjustments to reconcile net income to net cash
                provided by operating activities
                    Amortization                                                252,984            190,028
                    Depreciation                                                778,055            582,706
                    Deferred income taxes                                       154,410           (505,410)
                    Loss on sale of furniture and equipment                     (11,023)            (7,491)
     Changes in assets and liabilities, net of effects of acquisitions:
                    Accounts receivable                                      (3,149,937)        (1,065,744)
                    Unbilled receivables                                         81,954           (263,630)
                    Prepaid expenses and other current assets                   (78,597)           (89,104)
                    Other assets                                               (689,198)          (179,138)
                    Accounts payable                                            786,437           (417,701)
                    Accrued liabilities                                        (151,078)         1,450,916
                    Income taxes payable                                       (311,846)          (328,138)
                                                                           ------------       ------------

          Net cash provided by operating activities                             396,215          1,072,711
                                                                           ------------       ------------

Cash flows from investing activities
     Purchases of furniture and equipment                                    (1,622,976)          (267,920)
     Acquisitions of businesses, net of cash acquired                       (12,471,137)        (3,957,857)
                                                                           ------------       ------------

                        Net cash used in investing activities               (14,094,113)        (4,225,777)
                                                                           ------------       ------------

                             See accompanying notes.

                     U.S. LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000

                                                                  2001                2000
                                                                  ----                ----
Cash flows from financing activities
   (Repayments) borrowings on line of credit, net                (197,218)          2,598,577
   Borrowings (repayments) of notes payable                     4,293,784             (44,665)
   Issuance of common stock                                    10,957,184                   -
   Purchase of treasury stock                                    (487,031)           (157,423)
   Advances to stockholder                                              -                (149)
                                                             ------------        ------------

          Net cash provided by financing activities            14,566,719           2,396,340
                                                             ------------        ------------

                Net increase (decrease) in cash                   868,821            (756,726)

Cash and cash equivalents, beginning of year                      460,801           1,217,527
                                                             ------------        ------------

Cash and cash equivalents, end of year                       $  1,329,622        $    460,801
                                                             ============        ============

Supplemental disclosures of cash flow information

   Interest paid                                             $    238,171        $    270,042
                                                             ============        ============

   Income taxes paid                                         $  1,757,652        $  1,208,484
                                                             ============        ============

Supplemental schedule of non-cash investing and financing activities:

   1) During the years ended December 31, 2001 and 2000, the Company financed the purchase of equipment of $840,349, and $406,413, respectively, under various note payable agreements.

                             See accompanying notes.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 1 - ORGANIZATION AND BUSINESS

     U.S. Laboratories Inc. and its subsidiaries (collectively the "Company") offer engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and U.S. governmental agencies. The Company operates throughout the United States with various facilities in California, Florida, Illinois, Nevada, New Jersey, Pennsylvania, Texas, Virginia and Washington.

     Acquisitions
     ------------

     The Company has acquired the capital stock or net assets of the following companies since 1999:

                                                                                  Total
           Date                        Company                                Consideration
           ----                        -------                                -------------
       October, 2001            Robert W. Hunt Company                         $13,000,000
       March, 2001              AMEC Earth & Environ. Las Vegas                    175,000
       November, 2000           Earth Consultants, Inc.                          1,600,000
       June, 2000               Moore Consulting                                    20,000
       February, 2000           Intertek Technical Services, Inc.                1,650,000
       January, 2000            Sage Engineering, Inc.                             110,000
       January, 2000            BTC Laboratories, Inc.                           1,200,000
       November, 1999           The Building Department, Inc.                       93,000
       October, 1999            Advanced Geo-Materials Services, Inc.              337,000
       May, 1999                Buena Engineers, Las Vegas                         345,000

     On October 31, 2001, U.S. Laboratories Inc. purchased 100% of the common stock of Robert W. Hunt Company ("Hunt"), a leading provider of independent inspection services on a worldwide basis to both governmental and private clients. With the acquisition of Hunt headquartered outside Chicago, with branch offices in Pittsburgh, Houston and Los Angeles, the Company gained representation in the mid-country region.

     The total purchase price for Hunt was $13,000,000, including cash of $9,000,000, promissory notes of $3,000,000 and cash or common stock of U.S. Laboratories Inc. equivalent to $1,000,000 at the Company's discretion. The value of the common shares will be determined based on an average market price of U.S. Laboratories' common stock.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 1 - ORGANIZATION AND BUSINESS (continued)

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at October 31, 2001, the date of acquisition. The Company is in the process of obtaining third-party valuation analysis of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                     Currents assets                              $  5,025,497
                     Furniture and fixtures                            208,691
                     Intangible assets-contracts (three year
                         weighted-average useful life)                 500,000
                     Goodwill                                       11,133,822
                                                             ------------------
                                   Total assets acquired            16,868,010

                     Current liabilities                             3,868,010
                                                             ------------------
                               Total liabilities assumed             3,868,010
                                                             ------------------

                     Net assets acquired                          $ 13,000,000
                                                             ==================

         The Company, as per the contract, with Hunt has a 120 day look back period after the acquisition date for adjustments to its EBITDA (earnings before interest, taxes, depreciation and amortization) and to its NBV (net book value). The Company will prepare a letter to the former stockholders detailing the proposed adjustments. Any resulting adjustments will decrease the amount paid on the final promissory note payment due. Because the Company purchased the common stock of Hunt, no goodwill will be deducted for income tax purposes in accordance with FAS No. 109.

         The results of operations of each acquired business have been included in the Company's consolidated statements of income since the respective dates of each acquisition.

         If the acquisitions completed during the year ended December 31, 2001 had occurred on January 1, 2000, the Company's unaudited pro forma revenue would have been $65,548,000 and $48,850,000 for the years ended December 31, 2001 and 2000, respectively. Unaudited pro forma net income and earnings per share for the year ended December 31, 2001, would have been $4,025,000 and $.90, on 4,468,017 fully diluted weighted shares outstanding respectively. Unaudited pro forma net income and earnings per share for the year ended December 31, 2000 would have been $2,900,000 and $.90, on 3,208,565 fully diluted weighted shares outstanding respectively.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


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

         Furniture and Equipment
         -----------------------

         Furniture and equipment, including equipment under capital leases, is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives, principally ranging from 3 to 10 years.

         Maintenance, repairs, and minor renewals are expensed as incurred. Expenditures for additions and major improvements are capitalized. Gains and losses on disposals are included as other income (expense) in the statement of income.

         Goodwill and Intangible Assets
         ------------------------------

         Through December 31, 2001, goodwill was amortized over either a 15 or 20 year period. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," effective for business combinations completed after June 30, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Additionally, the new rules provide guidance on the criteria to recognize intangible assets apart from goodwill.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to result in an increase in net income of approximately $145,240 ($.03 per share) per year based on the current

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         diluted weighted average outstanding shares. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         Revenue Recognition
         -------------------

         Revenue from services, including fixed-price and unit-price contracts, is recorded as performed over the duration of the contract, which approximates the percentage of completion method on a cost-to-cost basis. At the time losses on a contract become known, the entire amount of the estimated ultimate loss is recognized in the financial statements. The Company has not experienced any material losses on its contracts.

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

         Estimates
         ---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair Value of Financial Instruments
         -----------------------------------

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and other accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for the notes payable also approximate fair value because current interest rates and terms offered to the Company for similar long-term debt and capital lease obligations are substantially the same.

         Concentrations of Risk
         ----------------------

         The Company sells products and provides contract services to construction companies, and U.S. Governmental agencies, primarily in California, Florida, Illinois, Nevada, New Jersey, Pennsylvania, Texas, Virginia and Washington. It also extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Cash accounts at banks are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. The Company's account balances periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC coverage. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash.

         Net Income Per Share
         --------------------

         For the twelve months ended December 31, 2001 and 2000, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         Stock-Based Compensation
         ------------------------

         The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of the

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

         Deferred compensation for options/warrants granted to non-employees has been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force ("EITF") 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options/warrants granted to non-employees are periodically remeasured as the underlying options and warrants vest.

         Recently Issued Accounting Pronouncements
         -----------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138; this pronouncement is effective for financial statements of fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 137, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, as amended, did not have a material effect on the Company's annual financial position or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company must implement SFAS No. 144 by the first quarter of 2002 and has not yet made a final determination of its impact on the financial statements.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Reclassifications
         -----------------

         The Company has reclassified certain prior year financial statement amounts to conform to current year presentations.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at December 31, 2001 consisted of the following:

                Automotive and trucks                               $ 1,580,886
                Furniture and fixtures                                  577,110
                Computer hardware and software                        1,239,981
                Machinery and equipment                               1,977,081
                Leasehold improvements                                  397,999
                                                                  --------------
                                                                      5,773,057

                Less accumulated depreciation and amortization        2,578,462
                                                                  --------------

                                                  Total             $ 3,194,595
                                                                  ==============

         Depreciation and amortization expense for the year ended December 31, 2001 and 2000 was $778,055 and $582,706, respectively.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001



NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

                                                            December 31,
                                                               2001
                                                               ----
Secured of credit facilities, with
  monthly payments including interest at
  variable prime and fixed rates                        $      3,613,448

Notes payable due in installments
  with interest ranging from 7% to 10%                         4,398,132
                                                       -------------------
                                                               8,011,580
Less current portion                                           4,664,568
                                                       -------------------
Notes payable, net of current portion                   $      3,347,012
                                                       ===================

The Company has a line of credit facility, which expires on May 31, 2003, totaling $6,000,000 at December 31, 2001. The available unused balance of this facility at December 31, 2001 was $3,535,000. This credit facility is used for working capital purposes and is secured by assets of the Company.

The credit agreement requires that the Company maintain various financial and other covenants. At December 31, 2001 the Company was in compliance with its required covenants.

The Company has notes payable arising from the acquisition of businesses which are payable through 2004, with interest ranging from 7% to 10%.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001



NOTE 4 - NOTES PAYABLE (continued)

     At December 31, 2001, future maturities of notes payable are as follows:

                  Year Ending
                  December 31,
                ----------------

                      2002                         $ 4,601,709
                      2003                           2,945,314
                      2004                             308,229
                      2005                             103,797
                      2006                              51,251
                   thereafter                            1,280
                                                   -----------

                                      Total        $ 8,011,580
                                                   ===========


NOTE 5 - RELATED PARTY TRANSACTIONS

     Note Receivable from Stockholder
     --------------------------------

     At December 31, 2001, the Company had amounts due from the largest stockholder of $140,863. The total amount is due on September 30, 2005 and is non-interest bearing and is included in Stockholders' Equity.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company has non-cancelable operating leases for its corporate offices and operating facilities. The Company has the option to extend certain leases.

     Future minimum rental commitments under lease agreements with initial or remaining terms of one year or more at December 31, 2001 are as follows:

                     Year Ending
                     December 31,
                   ----------------

                        2002                          $ 1,275,336
                        2003                              734,427
                        2004                              472,426
                        2005                              264,385
                        2006                               62,496
                     thereafter                                 -
                                                      ------------
                                       Total          $ 2,809,070
                                                      ============


     Rent expense was $1,007,300 and $674,100 for the years ended December 31, 2001 and 2000, respectively.

     Claims
     ------

     The Company is involved in various legal matters and claim proceedings which are incidental to its business, and in the Company's opinion will not have a material adverse effect upon the Company's financial position.

NOTE 7 - PROFIT SHARING PLAN

     The Company has a voluntary profit sharing plan, which covers substantially all eligible full-time employees who meet the plan requirements. Annual employer contributions are based on a years-of-service vesting schedule. Employer contributions for the years ended December 31, 2001 and 2000 were $57,802 and $100,000, respectively.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001


NOTE 8 - INCOME TAXES


     A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2001 and 2000 are as follows:

                                                               2001      2000
                                                              ------    ------

       Income tax computed at federal stautory tax rate        34.0%      34.0%
       State taxes, net of federal benefit                      4.9        4.9
       Non-deductible goodwill amortization and other           3.9        3.8
       Research and Development Credits                           -       (8.7)
                                                              -----      ------

                                        Total                  42.8%      34.0%
                                                              =====      ======

     Significant components of the Company's deferred tax assets and liabilities for income taxes for the year ended December 31, consisted of the following:

                                                            2001        2000
                                                          --------   ---------

       Deferred tax assets
         State taxes                                      $117,000   $  63,400
         Other accruals                                    177,000      98,700
                                                          --------   ---------
                                                           294,000     162,100

       Deferred tax liabilities
         Change in accounting method-cash to accrual       206,000     270,000
         Depreciation                                       14,000      23,000
         Other                                               9,000       9,100
                                                          --------   ---------
                                                           229,000     302,100

         Net deferred tax asset (liability)               $ 65,000   $(140,000)
                                                          ========   =========

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

NOTE 8 - INCOME TAXES (continued)

         The components of the income tax provision (benefit) for the years ended December 31, are as follows:

                                           2001           2000
                                       -----------    -----------

         Current
              Federal                  $ 1,856,676    $   883,000
              State                        397,000        161,000
                                       -----------    -----------
                                         2,253,676      1,044,000
                                       -----------    -----------

         Deferred
              Federal                     (177,000)      (137,000)
              State                        (30,000)       (29,000)
                                       -----------    -----------
                                          (207,000)      (166,000)
                                       -----------    -----------

                         Total         $ 2,046,676    $   878,000
                                       ===========    ===========

         During 2000, the Company amended certain of its previously filed federal and state tax returns from 1996 through 1999 to apply for Research and Development (R&D) Credits available to the Company.

         The Company anticipated a partial reduction in its overall effective tax rate as a result of these R&D Credits and has recorded this impact through the provision for income taxes in 2000. The balance of R&D credits available to the Company is approximately $172,000, which will be recognized when the Federal and State tax agencies have acknowledged the amended returns and accepted the remaining R&D credits.

NOTE 9 - SEGMENT DISCLOSURE

         The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Under the management approach, an entity's reportable segments are determined by the internal organization used by the entity's management for making operating decisions and assessing performance. The Company's business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States. In accordance with the provisions of SFAS No. 131, the Company has concluded that its

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

NOTE 9 - SEGMENT DISCLOSURE (continued)

         operations may be aggregated into one reportable segment for purposes of this disclosure.

NOTE 10 - STOCKHOLDERS' EQUITY

         STOCK OPTION PLAN

         In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the "Option Plan") under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to 810,000. Options under this plan may be granted to employees, officers, directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. As of December 31, 2001, the Company had 542,100 stock options outstanding at an exercise price ranging from $6.00 to $15.00 per share, of which 444,796 stock options were exercisable.

         The Company has adopted only the disclosure provisions of SFAS No. 123. The Company applies APB No. 25 in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2001 and 2000:

                                                2001              2000
                                             -----------      -----------

        Net income
             As reported                     $ 2,734,054      $ 1,705,417
             Pro forma                       $ 2,651,681        1,664,464
        Basic earnings per common share
             As reported                     $       .61      $       .53
             Pro forma                               .59      $       .51

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; expected volatility of 67% and 51%, respectively; risk-free interest rates of 4.8% and 6.3%, respectively; and expected lives of five and four years, respectively.

         The weighted-average fair value of options granted during the years ended December 31, 2001 and 2000 was $2.59 and $1.21, respectively, and the weighted-average exercise price was $6.98 and $6.00, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following summarizes the stock option transactions under the stock option plan:

                                                    Stock          Weighted-
                                                   Options          Average
                                                 Outstanding    Exercise Price

              Balance, December 31, 2000           665,150        $   6.14
              Granted                               79,500        $   6.98
              Cancelled                            (10,400)       $   6.00
              Exercised                           (192,150)       $   6.00

              Balance, December 31, 2001           542,100        $   6.32

              Exercisable, December 31, 2001       444,796        $   6.32

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

         The weighted-average remaining contractual life of the options is 2.4 years at December 31, 2001.

         WARRANTS

         In 1998, the Board of Directors approved the grant of 135,000 stock warrants to certain employees of the Company. The warrants entitle the holder to purchase Company common stock at a price of $6.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company's common stock as reported on Nasdaq is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 1, 2001. In the second and fourth quarters of 2001, 125,000 of the outstanding warrants were exercised. The remaining 10,000 warrants expired on November 1, 2001.

         In prior years, the Company entered into an underwriter warrant agreement in connection with the Company's IPO to issue warrants to purchase 100,000 units at an initial exercise price of $9.60 per unit. The warrants may be exercised at any time from February 23, 2000 until February 23, 2004, the expiration date. The units consist of one fully-paid and non-assessable share of common stock and one warrant to purchase one share of common stock. The Company determined the relative fair value of the warrants at issuance was not material; accordingly no value has been assigned to these warrants.

         In prior years the Company granted warrants to purchase a total of 120,000 shares of common stock at an exercise price of $3.88 per share to a consultant. 70,000 warrants vested immediately, and 50,000 warrants vest on the earlier of (i) the date on which the closing price of a share of stock as reported on Nasdaq is at least $7.00 for three consecutive trading days or (ii) the date on which the Company determines that the value of the services provided to the Company during the term of the agreement is sufficient to justify vesting. These warrants will expire on the fifth anniversary of the date of grant. In February 2001, the Company granted warrants to purchase a total of 65,000 shares of common stock at an exercise price of $4.50 per share to a consultant. 65,000 warrants vested immediately. These warrants will expire on the third anniversary of the date of grant. Deferred compensation related to these consultant warrants has been recorded as a reduction of stockholders' equity and was amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

NOTE 10 - STOCKHOLDERS' EQUITY (continued)

         REDEMPTION OF WARRANTS

         The Company's Board of Directors announced in the second quarter of 2001 a plan to call for redemption the Company's outstanding redeemable common stock purchase warrants. The warrants were convertible into common stock at $7.80 per share underlying the warrants. The Company engaged an outside investment firm to act as the solicitation agent in connection with the conversion of the Company's public warrants. The warrants expired on June 18, 2001. The Company received $8,707,043 as a result of the conversion of approximately 1,163,000 shares prior to the redemption, net of costs. The Company redeemed 14,174 common stock purchase warrants at a price of $.01 per share in the third quarter of 2001.

         INITIAL PUBLIC OFFERING

         On February 23, 1999, the Company completed an initial public offering to offer up to $6,000,000 worth of shares of common stock consisting of 1,000,000 units at $6.00 per share. Each unit consisted of one share of common stock and one redeemable warrant to purchase one share of common stock at an exercise price of $7.80. The Company received aggregate proceeds of $4,232,947, net of offering cost.

         COMMON STOCK REPURCHASE PROGRAM

         On September 13, 2001, the Company's Board of Directors authorized a common stock repurchase program. The program allows the Company to repurchase up to $1,500,000 in common stock from time to time in connection with employee benefit programs and other corporate purposes.

         As of December 31, 2001, 57,800 common shares have been repurchased at a total cost of $487,031.

                    U.S. LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Year Ended December 31, 2001

  NOTE 11 - EARNINGS PER SHARE DATA

         The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                Three Months Ended              Twelve Months Ended
                                                   December 31,                     December 31,
                                               2001            2000             2001            2000
                                            ----------      ----------      -----------     -----------
Basic:
------
Net Income                                  $  862,550        $467,939      $ 2,734,054     $ 1,705,417
                                            ----------      ----------      -----------     -----------

Weighted average shares outstanding          4,781,958       3,231,065        4,134,536       3,208,565
Basic EPS                                          .18             .14              .66             .53

Diluted:
--------
Net Income                                  $  862,550      $  467,939      $ 2,734,054     $ 1,705,417
                                            ----------      ----------      -----------     -----------

Weighted average shares outstanding          4,781,958       3,231,065        4,134,536       3,208,565
Net effect of dilutive stock
   options & warrants - based
   on the treasury stock method                177,947               -          333,481               -
                                            ----------      ----------      -----------     -----------
                          Totals             4,959,905       3,231,065        4,468,017       3,208,565

Diluted EPS                                        .17             .14              .61             .53

         During 2001, a total of 1,251,241 employee and consultant warrants were exercised at prices of $3.88 to $9.60 per share/unit.

         During 2001, a total of 192,150 stock options were exercised by employees and consultants at a price of $6.00 per share/option.

                             U.S. LABORATORIES INC.

                                 EXHIBIT INDEX
                        TO ANNUAL REPORT ON FORM 10-KSB

  Exhibit No.                        Description                                    Incorporated Herein by
                                                                                        Reference To
--------------------------------------------------------------------------------------------------------------------------
      2.1        Stock Purchase Agreement between the Company, on the one    Filed as Exhibit 2.1 to the report on Form
                 hand, and Richard C. Robinson, Daniel V. Biank and Alfred   8-K filed with Securities and Exchange
                 L. Masden, on the other hand, dated as of Ocober 31, 2001.  Commission on November 13, 2001

      3.1        Amended and Restated Certificate of Incorporation of the    Filed as Exhibit 3.1 to the registration
                 Company                                                     statement on Form SB-2 filed with the
                                                                             Securities and Exchange Commission on
                                                                             October 27, 1998

      3.2        Amended and Restated By-Laws of the Company                 Filed as Exhibit 3.2 to the registration
                                                                             statement on Form SB-2 filed with the
                                                                             Securities and Exchange Commission on
                                                                             October 27, 1998

      4.1        Warrant Agreement, including Form of Warrant                Filed as Exhibit 4.1 to Amendment No. 2 to
                                                                             the registration statement on Form SB-2
                                                                             filed with the Securities and Exchange
                                                                             Commission on January 29, 1999

      4.2        Form of Warrant Agency Agreement                            Filed as Exhibit 4.4 to the registration
                                                                             statement on Form SB-2 filed with the
                                                                             Securities and Exchange Commission on
                                                                             October 27, 1998

                             U.S. LABORATORIES INC.

                                 EXHIBIT INDEX
                        TO ANNUAL REPORT ON FORM 10-KSB

  Exhibit No.              Description                             Incorporated Herein by Reference To
---------------------------------------------------------------------------------------------------------------
      4.3       Specimen Common Stock Certificate                Filed as Exhibit 4.4 to Amendment No. 2 to
                                                                 the registration statement on Form SB-2
                                                                 filed with the Securities and Exchange
                                                                 Commission on January 29, 1999

      4.4       Revised Form of Underwriter's Warrant            Filed as Exhibit 4.5 to Amendment No. 2 to
                                                                 the registration statement on Form SB-2
                                                                 filed with the Securities and Exchange
                                                                 Commission on January 29, 1999

      4.5       Form of Promotional Shares Escrow Agreement      Filed as Exhibit 4.6 to Amendment No. 2 to
                                                                 the registration statement on Form SB-2
                                                                 filed with the Securities and Exchange
                                                                 Commission on January 29, 1999

     10.1       Lease for San Diego, California facility         Filed as Exhibit 10.3 Amendment No. 2 to
                                                                 the registration statement on Form SB-2
                                                                 filed with the Securities and Exchange
                                                                 Commission on January 29, 1999

     10.2*      1998 Stock Option Plan                           Filed as Exhibit 10.6 to Amendment No. 1 to
                                                                 the registration statement on Form SB-2,
                                                                 filed with the Securities and Exchange
                                                                 Commission on January 8, 1999

                             U.S. LABORATORIES INC.

                                 EXHIBIT INDEX
                        TO ANNUAL REPORT ON FORM 10-KSB

  Exhibit No.                 Description                             Incorporated Herein by Reference To
---------------------------------------------------------------------------------------------------------------
      10.3*     Form of Incentive Stock Option Agreement          Filed as Exhibit 10.7 to Amendment No. 2 to
                                                                  the registration statement on Form SB-2
                                                                  filed with the Securities and Exchange
                                                                  Commission on January 29, 1999

      10.4*     Form of Non-Qualified Stock Option Agreement      Filed as Exhibit 10.8 to Amendment No. 2 to
                                                                  the registration statement on Form SB-2
                                                                  filed with the Securities and Exchange
                                                                  Commission on January 29, 1999

      10.5*     Employment Agreement of Martin B. Lowenthal       Filed as Exhibit 10.16 to Amendment No. 2
                                                                  to the registration statement on Form SB-2
                                                                  filed with the Securities and Exchange
                                                                  Commission on January 29, 1999

      10.6*     Employment Agreement of Dickerson Wright          Filed as Exhibit 10.17 to Amendment No. 2
                                                                  to the registration statement on Form SB-2
                                                                  filed with the Securities and Exchange
                                                                  Commission on January 29, 1999

      10.7*     Employment Agreement of Gary Elzweig              Filed as Exhibit 10.18 to Amendment No. 2
                                                                  to the registration statement on Form SB-2
                                                                  filed with the Securities and Exchange
                                                                  Commission on January 29, 1999

                             U.S. LABORATORIES INC.

                                 EXHIBIT INDEX
                        TO ANNUAL REPORT ON FORM 10-KSB

  Exhibit No.                      Description                                  Incorporated Herein by Reference To
--------------------------------------------------------------------------------------------------------------------------
      10.8*      Employment Agreement of Donald C. Alford                    Filed as Exhibit 10.19 to Amendment No. 2
                                                                             to the registration statement on Form SB-2
                                                                             filed with the Securities and Exchange
                                                                             Commission on January 29, 1999

      10.9*      Employment Agreement of Joseph Wasilewski                   Filed as Exhibit 10.1 to the Company's Form
                                                                             10-QSB filed with the Securities and
                                                                             Exchange Commission on November 13, 2000

     10.10*      Form of Employee Warrant Agreement                          Filed as Exhibit 10.20 to Amendment No. 2
                                                                             to the registration statement on Form SB-2
                                                                             filed with the Securities and Exchange
                                                                             Commission on January 29, 1999

      10.11      Loan Agreement between Merrill Lynch Business Financial     Filed as Exhibit 10.26 to Amendment No. 2
                 Services and the Company                                    to the registration statement on Form SB-2
                                                                             filed with the Securities and Exchange
                                                                             Commission on January 29, 1999

     10.12*      1999 Stock Bonus Plan                                       Filed as Exhibit 4 to the Registration
                                                                             Statement on Form S-8 filed with the
                                                                             Securities and Exchange Commission on March
                                                                             1, 2000


      10.13      Commercial Lease dated February 1, 1999 between Joseph      Filed as Exhibit 10.28 to the Company's
                 Wasilewski and the Company                                  Form 10-KSB filed with the Securities and
                                                                             Exchange Commission on March 30, 2000

                             U.S. LABORATORIES INC.

                                 EXHIBIT INDEX
                        TO ANNUAL REPORT ON FORM 10-KSB

   Exhibit No.                          Description                                     Incorporated Herein by Reference To
------------------------------------------------------------------------------------------------------------------------------
      10.14      Commercial Lease dated October 31, 2000 between Joseph             Filed as Exhibit 10.21 to the Company's
                 Wasilewski and the Company                                         Form 10KSB40 filed with the Securities and
                                                                                    Exchange Commission on April 2, 2001.

      10.15**    Addendum to Commercial Lease between Joseph Wasilewski and the Company

      10.16**    Promissory Note with Dickerson Wright as maker, dated September 30, 2000

      10.17**    Business Loan Agreement dated March 29, 2001 between Bank of America and the Company

      10.18**    Amendment No. 1 dated September 28, 2001 to Business Loan Agreement

      21.1**     List of Subsidiaries

      23.1**     Consent of Ernst & Young LLP, Independent Auditors

*Management contract or compensatory plan required by Item 601 of Regulation
S-B.
**Filed herewith.