Form 10-Q
period 2002-03-31
U S LABORATORIES INC
filed 2002-05-14
CIK 1068891

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-25339

U.S. Laboratories Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0586167 (I.R.S. Employer Identification No.)

7895 Convoy Court, Suite 18
San Diego, California 92111
(Address of principal executive offices)

858-715-5800
(Registrant’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Class	Outstanding as of May 13, 2002
Common Stock, $.01 par value per share	4,822,820

U.S. Laboratories Inc.

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2002 (Unaudited) and December 31, 2001

ASSETS
	March 31, 2002	December 31, 2001

	(unaudited)
Current assets
Cash and cash equivalents	$1,510,275	$1,329,622
Accounts receivable, net of allowance for doubtful accounts of $549,560 and $546,049, respectively	13,996,640	14,400,067
Unbilled receivables	2,663,644	2,012,646
Prepaid expenses and other current assets	769,015	503,951

Total current assets	18,939,574	18,246,286
Furniture and equipment, net of accumulated depreciation of $2,664,681 and $2,578,462, respectively	3,159,103	3,194,595
Goodwill and intangibles, net of accumulated amortization of $1,057,842 and $1,026,592, respectively	15,092,762	15,119,540
Other assets	467,077	382,854

Total assets	$37,658,516	$36,943,275

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
March 31, 2002 (Unaudited) and December 31, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2002	December 31, 2001

	(unaudited)
Current liabilities
Notes payable, current portion	$4,728,218	$4,664,568
Accounts payable	1,368,307	1,699,742
Accrued liabilities	2,798,581	4,896,055
Income taxes payable	451,084	137,450

Total current liabilities	9,346,190	11,397,815
Deferred income taxes	—	204,212
Notes payable, net of current portion	4,660,597	3,347,012

Total liabilities	14,006,787	14,949,039

Stockholders’ equity
Preferred stock, $.01 par value 5,000,000 shares authorized none issued and outstanding	—	—
Common stock, $.01 par value 50,000,000 shares authorized 4,822,820 and 4,814,855 shares issued and outstanding, respectively	48,229	48,150
Treasury stock, at cost, none and 96,735 shares, respectively	—	(644,454)
Additional paid-in-capital	17,031,696	16,802,298
Note receivable from stockholder	(140,863)	(140,863)
Retained earnings	6,712,667	5,929,105

Total stockholders’ equity	23,651,729	21,994,236

Total liabilities and stockholders’ equity	$37,658,516	$36,943,275

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2002 and 2001 (unaudited)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Revenue	$16,042,643	$10,527,195
Cost of goods sold	9,610,837	6,119,648

Gross profit	6,431,806	4,407,547

Selling, general and administrative expenses	4,982,107	3,559,394

Income from operations	1,449,699	848,153

Other income (expense)
Interest expense	(136,451)	(72,630)
Interest income	22	448
Other, net	8,767	6,179

Total other income (expense)	(127,662)	(66,003)
Income before provision for income taxes	1,322,037	782,150
Provision for income taxes	538,475	312,883

Net income	$783,562	$469,267

Earnings per share:
Basic	$.17	$.14

Diluted	$.16	$.14

Weighted average shares outstanding:
Basic	4,737,670	3,301,065
Diluted	4,987,700	3,340,920

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2002 (unaudited)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Note Receivable From Stockholder	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2001	4,814,855	$48,150	$(644,454)	$16,802,298	$(140,863)	$5,929,105	$21,994,236
Exercise of common stock options (and related tax benefit of $223,680)	88,200	881		782,000			782,881
Redemption of common stock warrants (net of costs)	16,500	165		90,885			91,050
Retirement of 96,735 shares of treasury stock, at cost	(96,735)	(967)	644,454	(643,487)			—
Net income						783,562	783,562

Balance, March 31, 2002	4,822,820	$48,229	—	$17,031,696	$(140,863)	$6,712,667	$23,651,729

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001 (unaudited)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$783,562	$469,267
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization	31,250	52,050
Depreciation	239,333	164,763
Deferred Income Taxes	(204,212)	—
Gain (Loss) on sale of furniture and equipment	650	(6,983)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Accounts receivable	403,427	(537,491)
Unbilled receivables	(650,998)	(91,662)
Prepaid expenses	(265,064)	(168,872)
Other assets	(88,695)	13,759
Accounts payable	(331,435)	32,104
Accrued liabilities	(2,097,474)	6,466
Income tax payable	537,314	270,538

Net cash (used in) provided by operating activities	(1,642,342)	203,939

Cash flows from investing activities
Purchase of furniture and equipment, net of disposals	(204,491)	(214,128)
Acquisitions of businesses, net of cash acquired	—	(162,338)

Net cash used in investing activities	(204,491)	(376,466)

See accompanying notes

U .S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001 (unaudited)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from financing activities
Increase in bank overdraft	$—	$274,387
Borrowings (repayments) on notes payable, net	1,377,235	(379,279)
Issuances of common stock, net	650,251	—

Net cash provided by (used in) financing activities	2,027,486	(104,892)

Net increase (decrease) in cash and cash equivalents	180,653	(277,419)
Cash and cash equivalents, beginning of period	1,329,622	460,801

Cash and cash equivalents, end of period	$1,510,275	$183,382

Supplemental disclosures of cash flow information
Interest paid	$136,451	$72,630

Income taxes paid	$800,747	$75,359

Supplemental disclosure of non-cash information

In the first quarter, 2002 employee stock options were exercised to purchase common stock of the Company, which allowed the Company to reduce its income taxes payable, which is a current liability. The Company recorded $223,680 in the first quarter, 2002 for this stock option income tax benefit.

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2002 (unaudited)

NOTE 1—ORGANIZATION AND BUSINESS

U.S. Laboratories Inc. and its subsidiaries (collectively the “Company”) offer engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and various government agencies. The Company operates throughout the United States with facilities in California, Florida, Illinois, Nevada, New Jersey, Pennsylvania, Texas, Virginia and Washington. Readers of this report should refer to additional information included in the annual report filed on Form 10K-SB for the year ended December 31, 2001.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General—Interim Unaudited Financial Information

As contemplated by the rules and regulations of the Securities and Exchange Commission the accompanying financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principals. The interim financial data is unaudited. However, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results for the interim periods. The Company’s interim results are not necessarily indicative of the results to be expected for the full year.

Unbilled Receivables

Unbilled receivables represent amounts earned under contracts in progress but not billable at the respective balance sheet dates. The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Revenue Recognition

Revenue from services performed, including fixed-price and unit-price contracts, is recorded as earned over the duration of the contract, which approximates the percentage of completion method. At the time losses on a contract become known, the entire amount of the estimated loss is recognized in the financial statements.

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share

For the three months ended March 31, 2001 and 2002, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares had been issued and were dilutive.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138; this pronouncement is effective for financial statements with fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133, as amended did not effect the Company’s interim financial position or results of operations.

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

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the goodwill nonamortization provisions of the statement resulted in an increase in net income of approximately $63,944 ($.02 per share) after taxes for the first quarter, 2002 based on current diluted weighted average outstanding shares. The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 and determined that there was no effect on the earnings and financial position of the Company at that date.

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 2–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will implement SFAS No. 143 in the first quarter of 2003 and has not yet made a final determination of its impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes FASB SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends Accounting Research Bulletin No. 51 Consolidated Financial Statements. The Company has implemented SFAS No. 144 for the first quarter of 2002 and has determined that there is no impact on the financial statements.

Reclassifications

The Company has reclassified certain prior year financial statement accounts to conform to the current year presentation.

NOTE 3–FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2002	December 31, 2001
Automobiles and trucks	$1,618,498	$1,580,886
Furniture and fixtures	568,844	577,110
Office hardware and software	1,214,120	1,239,981
Machinery and equipment	2,018,197	1,977,081
Leasehold improvements	404,125	397,999

	5,823,784	5,773,057
Less: accumulated depreciation	2,664,681	2,578,462

Total	$3,159,103	$3,194,595

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 4–NOTES PAYABLE

Notes payable, which includes principal and accrued interest, consists of the following:

	March 31, 2002	December 31, 2001
Secured credit facilities, with monthly payments including interest at variable prime, and fixed rates ranging from 7% to 14%	$5,006,082	$3,613,448
Notes payable due in installments, with interest ranging from 7% to 10%	4,382,733	4,398,132

	9,388,815	8,011,580
Less current portion	4,728,218	4,664,568

Notes payable, net of current portion	$4,660,547	$3,347,012

The Company has a line of credit facility, totaling $6,000,000 at March 31, 2002 and December 31, 2001, which expires on May 31, 2003. The available unused balance of this facility at March 31, 2002 was $2,545,000 and $3,535,000 at December 31, 2001. This credit facility is used for working capital purposes and is secured by assets of the Company.

The credit agreement requires that the Company maintain various financial and other covenants. At March 31, 2002 the Company was in compliance with its required covenants.

Additionally, the Company has obtained a $750,000 line of credit in the first quarter, 2002 for vehicle financing and capital purchases and the available unused balance at March 31, 2002 was $750,000.

The notes payable due in installments, arose from the acquisitions of businesses.

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 4–NOTES PAYABLE (Continued)

At March 31, 2002, future maturities of notes payable are as follows:

Quarter Ending March 31,
2003	$4,728,218
2004	3,964,659
2005	383,087
2006 & thereafter	312,851

Total	$9,388,815

NOTE 5–RELATED PARTY TRANSACTIONS

Due from Stockholder

At March 31, 2002 and December 31, 2001 the Company had amounts due from the largest stockholder of $140,863. The total amount is due on September 20, 2005 in one payment and is non-interest bearing. The amount is shown in stockholders’ equity.

NOTE 6–STOCK OPTION PLAN

In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the “Option Plan”) under which a total of 500,000 shares of common stock have been reserved for issuance. In June 1999, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to 810,000. Options under this plan may be granted to employees, officers, directors and consultants of the Company. The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. At March 31, 2002, the Company had 472,100 stock options outstanding at an exercise price ranging from $6.00 to $15.00 per share, of which 379,462 stock options were exercisable.

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 7–WARRANTS

In 1998, the Board of Directors approved the grant of 135,000 stock warrants to certain employees of the Company. The warrants entitled the holder to purchase, Company common stock at a price of $6.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company’s common stock as reported on Nasdaq is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expired to the extent not previously exercised on November 1, 2001. In the second and fourth quarters of 2001, 125,000 of the outstanding warrants were exercised. The remaining 10,000 warrants expired on November 1, 2001.

The Company has granted warrants to purchase shares of common stock to consultants. As of March 31, 2002 consultants held warrants to purchase a total of 59,535 shares of common stock. Deferred compensation of $249,950 related to these consultant warrants was amortized to expense in accordance with FASB Interpretation No. 28 through March 31, 2001.

NOTE 8–SEGMENT DISCLOSURE

The Company has adopted SFAS No. 131 – Disclosure about Segments of an Enterprise and Related Information. The Company’s business is to provide professional and technical services. The Company provides its services from offices located primarily throughout the United States. In accordance with the provisions of SFAS 131, the Company has concluded that its operations may be aggregated into one reportable segment for purposes of this disclosure.

NOTE 9–CONTINGENT MATTERS

The Company is involved in various legal and claim proceedings which are incidental to its business, and in the Company’s opinion will not have a material adverse effect upon the Company’s financial position.

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 10–STOCKHOLDERS’ EQUITY

On September 13, 2001, the Company’s Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $1,500,000 of common stock from time to time for general corporate purposes. As of March 31, 2002, 57,800 shares have been repurchased at a total cost of $487,031 pursuant to this buyback program.

Effective January 1, 2002, the Company’s Board of Directors authorized the Company to retire all 96,735 shares of its common stock previously held in treasury.

NOTE 11–EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2002	2001
Basic:
Net Income	$783,562	$469,267
Weighted Average shares outstanding	4,737,670	3,301,065
Basic EPS	.17	.14
Diluted:
Net Income	$783,562	$469,267
Weighted Average shares outstanding	4,737,670	3,301,065
Net effect of dilutive stock options & warrants—based on
the treasury stock method	250,030	39,855

Totals	4,987,700	3,340,920

Diluted EPS	.16	.14

During the first quarter of 2002, 16,500 warrants to consultants and underwriters were exercised at prices of $3.875 to $4.50.

During the first quarter of 2002, employees exercised stock options to acquire 88,200 shares at an average exercise price of $6.00 to $6.60 per share.

U.S. LABORATORIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

March 31, 2002 (unaudited)

NOTE 12–Subsequent Event

As of May 1, 2002, the Company purchased 100% of the common stock of Terra-Mar, Inc. for a purchase price of $7,500,000 and an $875,000 note relating to short term receivable collections. The acquisition price is payable in cash, promissory notes and common stock of U.S. Laboratories Inc. This acquisition will be recorded by the Company under the purchase method of accounting in the second quarter, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

Critical Accounting Policies.    The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are described in footnotes accompanying the consolidated financial statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates its estimates that are deemed critical to the determination of its operating results. These include estimates relating to unbilled receivables, bad debt expense, the valuation of certain assets, and accrued liabilities. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates.

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Three months ended March 31, 2002 and 2001.

Revenue.    We often provide services for our major clients under arrangements involving continuing service agreements. These arrangements are usually on a time-and–materials, costs-plus-fixed-fee, or a fixed-price basis, and are usually terminable on advance notice by either party. Approximately 65% of our projects are on a time-and-materials basis, under which we bill our clients at fixed hourly rates plus expenses for subcontracted services and materials used. An additional 30% of our work is performed under cost-plus-fixed-fee agreements, under which we and the client agreed to a budgeted contract, with the client covering overruns and receiving credit for any savings realized under budget. Fixed-price arrangements, under which we perform a stated service for a set price, regardless of the time and materials cost involved, represented approximately 5% of our business.

Financial Condition and Results of Operations (continued)

We have undertaken, and may undertake in the future, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates or both. Unsatisfactory performance or unanticipated difficulties in completing these projects may result on client dissatisfaction and reduction in payment to us or payment of damages by us to our clients or other persons. Either of these results could have a material adverse effect on our financial condition or our results of operations. Certain contracts involving government agencies are priced at cost or agreed-upon labor rates plus overhead. Our overhead rates are subject to audit and could result in price reductions associated with disallowed overhead costs or methods used to derive overhead rates.

Contract revenues are recognized as services are performed over the duration of the contract, which approximates the percentage of completion method on a cost-to-cost basis. This method of revenue recognition requires the Company to prepare estimates of costs at the beginning of projects, which are then revised as changes to project scope, timing etc. occur. In making such estimates, judgments are requires to elevate contingencies such as potential variances in schedule, the cost of labor and material, liability claims, contract disputes or achievement of contractual performance standards. Changes in such estimates, if any, are recognized in the period they are determined.

Goodwill.    Since 1993, we have implemented a strategy of establishing a national infrastructure of branch office locations and diversifying our service offerings. Acquisitions have been and will continue to be a key element of our growth strategy. We plan to apply our expertise in assimilating acquired companies’ personnel and branch operations onto our existing infrastructure and expanding acquired companies’ service and product offerings to existing clients.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires the goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized. It also requires that goodwill and other intangible assets be evaluated for impairment at least annually. We adopted SFAS 142 on June 30, 2001 and ceased to amortize goodwill for acquisitions made on June 30, 2001 or thereafter.

As part of our adoption of SFAS 142, we completed the initial impairment tests during the first quarter of fiscal year 2002, and these tests resulted in no impairment.

Revenue.    Revenues for the three months ended March 31, 2002 were $16,042,643 versus $10,527,195 for the same three month period ending March 31, 2001 for an increase of 52% and the highest for any quarter in the Company’s history. The Company increased its revenues through internal growth, the result of prior year acquisitions and an influx of major contracts primarily in the California, Illinois and Texas operations of the Company.

Financial Condition and Results of Operations (continued)

Gross Profit.    Gross profit for the three months ended March 31, 2002 was $6,431,806 versus $4,407,547, an increase of 46% over the same period in 2001. This increase in gross profit was due primarily to the increase in revenues described above. The gross profit as a percentage of revenues was 40% for the first quarter 2002 as compared to 42% for the first quarter 2001.

The decrease in our overall gross profit percentage between periods is partly attributable to Unitek Energy Services Group, Inc., which was started in August 2001, and which negatively impacted the first quarter results as this is a start up operation in the energy inspection business and had a gross profit of approximately 24% in the first quarter, 2002.

Selling General and Administrative (SG&A).    For the three months ended March 31, 2002, SG&A expenses for the Company were $4,982,107 versus $3,559,394, over the comparable period ending March 31, 2001. This increase is primarily due to increased costs for the mergers and acquisition department and additional management personnel and related expenses required to manage the additional acquisitions made in previous years and for the overhead expenses attributable to the start-up of the new business, Unitek Energy Services Group, Inc. As a percentage of revenues, the SG&A expenses declined to 31% for the first quarter 2002 as compared to 34 % for the same period last year.

For the three months ended March 31, 2002, the Company recorded amortization of intangible assets of $31,250 and during the three months ended March 31, 2001, the Company recorded goodwill amortization of $61,924, which are included in SG&A expense. Intangible assets are being amortized over a period not exceeding four years whereas goodwill was amortized over a period up to twenty years in 2001.

Interest Expense.    Interest expense for the three months ended March 31, 2002, increased to $136,451 versus $72,630 over the same period in 2001. Interest expense increased primarily to accruing interest expense of $65,000 on the acquisition notes related to the purchase of Robert W. Hunt Company in the third quarter of 2001.

Income Before Provision for Income Taxes.    Income before provision for income taxes for the three months ended March 31, 2002 was $1,322,044, versus $782,150 or an increase of 69% over the same period in 2001. The profit increased primarily due to acquisitions in prior years, while selling, general and administrative (“SG&A”) expenses decreased as a percentage of revenues.

Financial Condition and Results of Operations (continued)

Provision for Income Taxes.    The combined effective tax rate for the three months ending March 31, 2002 was 41% versus 40% for the three months ending March 31, 2001. The Company will obtain a tax benefit due to the exercise of employee stock options in the first quarter, 2002 and this is reflected in the tax rate.

Net Income.    Net income for the three months ended March 31, 2002 was $783,562 and $469,267, in the comparable period last year for an increase of 67%. The increase in net income was primarily due to the inclusion of the results of accretive acquisitions made in prior years, internal growth and the decrease as a percentage of revenue in SG&A expenses. This decrease is due primarily to the decentralized management approach of the Company’s operations, which was also a contributing factor to the increase in net income.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company’s net cash used in operating activities was $1,642,342, a decrease of $1,846,281 over the same period in 2001, primarily due to the decrease in accrued liabilities and an increase in accounts receivable collections at the end of the first quarter 2002. Accrued liabilities decreased due to the timing and payment of these liabilities. Accounts receivable days sales outstanding (DSO) at March 31, 2002 decreased to 79 days from 100 days at December 31, 2001 for an improvement of 21 days.

The Company has a $6,000,000 revolving working capital line of credit facility as part of the Company’s ongoing efforts to ensure appropriate levels of liquidity. At March 31, 2002, this working capital line of credit balance was $3,455,000. In the second quarter of 2002 the due date of this line of credit was extended to May 31, 2004, and the available credit was increased to $12,000,000.

In the first quarter 2002, the Company entered into a $750,000 capital purchases line of credit. This line of credit is used for vehicle, computer and test equipment purchases of the Company and was available at March 31, 2002.

These credit facilities are secured by the assets of the Company and its subsidiaries and bear interest based at the variable prime rate minus .25% except for the $750,000 capital purchase line of credit, which bears interest at fixed rates of 6.9% to 7.6%.

Management believes that its available cash and cash equivalents as well as cash generated from operations will be sufficient to meet its cash requirements for at least the next twelve months. The Company, nevertheless, is currently negotiating with a number of lenders to secure credit facilities that can be used to finance additional acquisitions and equipment purchases.

Financial Condition and Results of Operations (continued)

During the remainder of 2002, the Company intends to actively continue its search for accretive acquisitions in order to expand its geographical representation and enhance its technical capabilities when it is economic to do so. Additionally, the Company is continuing to pursue start up opportunities in the energy inspection business, which may require additional capital expenditure funding and start up capital.

As of March 31, 2002 total assets of the Company were $37,658,516 as compared to $36,943,275 as of December 31, 2001. Total stockholders equity is $23,651,729 as of March 31, 2002 as compared to $21,994,236 as of December 31, 2001 for an increase of $1,657,493. This increase was due to the continuing profitability of the Company, the exercise of stock options for company stock and the retirement of treasury shares in the first quarter, 2002.

Working capital increased to $9,593,384 at March 31, 2002 from $6,848,471 at December 31, 2001 for an improvement of $2,744,913.

On September 17, 2001, the Company’s Board of Directors authorized a stock repurchase program. The program allows the Company to repurchase up to $1,500,000 of common stock from time to time for general corporate purposes. As of March 31, 2002, 57,800 shares have been repurchased at a total cost of $487,031 for this buyback program. Effective January 1, 2002 the Company’s Board of Directors authorized the Company to retire all 96,735 shares previously held in treasury.

Management Indebtedness

At March 31, 2002 the Company had amounts due from the largest stockholder of $140,863. The total amount is due on September 20, 2005 in one payment, is non interest bearing and is included in stockholders’ equity.

Inflation

Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis. Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements. The backlog increased to $52.1 million as of March 31, 2002 from $29.9 million at the end of the first quarter, 2001, an increase of $22.2 million or 74% from the period ending March 31, 2001 due to internal growth and prior acquisitions.

Financial Condition and Results of Operations (continued)

Forward Looking and Cautionary Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Form 10-Q are forward looking. Statements containing words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions are generally forward-looking statements. These statements reflect management’s current expectations and involve a number of risks and uncertainties. Our actual results may differ materially from management’s expectations for a variety of reasons, including, among others, any failure by us to identify suitable targets for acquisition or to integrate acquired companies effectively into our business; professional liability for structural failure, property damage, personal injury or economic loss; failure by us to properly establish prices on fixed-price contracts; competitive pressures; our ability to attract and retain key personnel; and other risks detailed from time to time in reports filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Part II

Item 5.    Other Information

The Board of Directors authorized a stock buyback program for the repurchase of up to $1,500,000 of the Company’s common stock on September 17, 2001. The open market transactions are made from time to time in compliance with applicable rules and regulations utilizing corporate earnings and may be discontinued at any time. Through March 31, 2002, the Company had repurchased a total of 57,800 shares for a total cost of $487,031 pursuant to this buyback program.

Effective January 1, 2002 the Company’s Board of Directors authorized the Company to retire all 96,735 shares previously held in treasury.

Item 6.    Exhibits and Reports Form 8-K

a.    Exhibits

10.1 Amendment No. 2 dated April 29, 2002, between Bank of America, N.A. and U.S. Laboratories Inc.

b.    Report on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. LABORATORIES INC.

By:	/s/ DICKERSON WRIGHT
Dickerson Wright , President
Dated: May 14, 2002

By:	/s/ JOSEPH M. WASILEWSKI
Joseph M. WasilewskiName, Vice President and Chief Financial Officer
Dated: May 14, 2002