Form 10-Q
period 2002-06-30
U S LABORATORIES INC
filed 2002-08-14
CIK 1068891

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________TO________

Commission file number 0-25339

U.S. Laboratories Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0586167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding as of August 14, 2002
Common Stock, $.01 par value per share	5,127,625

U.S. Laboratories Inc.

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
June 30, 2002 (Unaudited ) and December 31, 2001

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,365,076	$1,329,622
Accounts receivable, net of allowance for doubtful accounts of $703,818 and $546,049, respectively	18,901,792	14,400,067
Unbilled receivables	2,441,077	2,012,646
Prepaid expenses and other current assets	1,167,705	503,951

Total current assets	23,875,650	18,246,286
Furniture and equipment, net of accumulated depreciation of $5,665,335 and $2,578,462, respectively	4,018,176	3,194,595
Goodwill and intangibles, net of accumulated amortization of $1,099,509 and $1,026,592, respectively	20,735,451	15,119,540
Other assets	1,212,901	382,854

Total assets	$49,842,178	$36,943,275

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
June 30, 2002 (Unaudited ) and December 31, 2001

	June 30, 2002	December 31, 2001

	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable, current portion	$5,063,304	$4,664,568
Accounts payable	2,692,946	1,699,742
Accrued liabilities	3,938,722	4,896,055
Income taxes payable	—	137,450

Total current liabilities	11,694,972	11,397,815
Deferred income taxes	—	204,212
Notes payable, net of current portion	9,871,091	3,347,012

Total liabilities	21,566,063	14,949,039
Stockholders’ equity
Preferred stock, $.01 par value 5,000,000 shares authorized none issued and outstanding	—	—
Common stock, $.01 par value 50,000,000 shares authorized 5,127,625 and 4,814,855 shares issued and outstanding, respectively	51,277	48,150
Treasury stock, at cost, none and 96,735 shares, respectively	—	(644,454)
Additional paid-in-capital	20,615,521	16,802,298
Note receivable from stockholder	(140,863)	(140,863)
Retained earnings	7,750,180	5,929,105

Total stockholders’ equity	28,276,115	21,994,236

Total liabilities and stockholders’ equity	$49,842,178	$36,943,275

See accompanying notes

U. S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$19,932,481	$12,838,987	$35,975,124	$23,366,182
Cost of goods sold	11,706,142	7,680,012	21,316,979	13,799,660

Gross profit	8,226,339	5,158,975	14,658,145	9,566,522

Selling, general and administrative expenses	6,311,345	3,917,136	11,293,452	7,476,530

Income from operations	1,914,994	1,241,839	3,364,693	2,089,992

Other income (expense)
Interest expense	(170,307)	(50,289)	(306,758)	(122,919)
Interest income	37	3,140	59	3,588
Other, net	4,192	(23,016)	12,959	(16,837)

Total other income (expense)	(166,078)	(70,165)	(293,740)	(136,168)
Income before provision for income taxes	1,748,916	1,171,674	3,070,953	1,953,824
Provision for income taxes	711,403	469,993	1,249,878	782,876

Net income	$1,037,513	$701,681	$1,821,075	$1,170,948

Earnings per share:
Basic	$.20	$.19	$.37	$.33

Diluted	$.20	$.16	$.36	$.30

Weighted average shares outstanding:
Basic	4,993,741	3,705,335	4,870,075	3,504,317
Diluted	5,191,558	4,480,946	5,097,870	3,928,455

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2002 (unaudited)

					Note Receivable From Stockholder
	Common Stock			Additional Paid-In Capital
			Treasury Stock			Retained Earnings
	Shares	Amount					Total

Balance, December 31, 2001	4,814,855	$48,150	$(644,454)	$16,802,298	$(140,863)	$5,929,105	$21,994,236
Issuance of common stock	201,155	2,012		2,753,001			2,755,013
Exercise of common stock options (net of related tax benefits)	126,350	1,262		1,118,879			1,120,141
Redemption of common stock warrants (net of costs)	82,000	820		584,830			585,650
Retirement of treasury stock, at cost	(96,735)	(967)	644,454	(643,487)			—
Net income						1,821,075	1,821,075

Balance, June 30, 2002	5,127,625	$51,277	$—	$20,615,521	$(140,863)	$7,750,180	$28,276,115

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001 (unaudited)

	For the Six Months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)

Cash flows from operating activities
Net income	$1,821,075	$1,170,948
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization	72,917	108,202
Depreciation	558,956	359,209
Loss on sale of furniture and equipment	(7,858)	(16,162)
Changes in assets and liabilities, excluding the effects of businesses acquired:
Accounts receivable	(218,540)	(1,729,256)
Unbilled receivables	(428,431)	(144,026)
Prepaid expenses	(112,660)	(298,772)
Other assets	(105,964)	(94,856)
Accounts payable	(786,760)	508,883
Accrued liabilities	(2,125,795)	131,280
Income tax payable	(832,510)	(449,296)

Net cash used in operating activities	(2,165,570)	(453,846)

Cash flows from investing activities
Purchase of furniture and equipment, net of disposals.	(359,267)	(498,044)
Acquisitions of businesses, net of cash acquired	(1,422,653)	(162,338)

Net cash used in investing activities	(1,781,920)	(660,382)

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001 (unaudited)

	For the Six Months Ended June 30,

	2002	2001

	(unaudited)	(unaudited)
Cash flows from financing activities
(Decrease) increase in bank overdraft	$(2,733)	$254,205
Borrowings (repayments) on notes payable, net	2,538,926	(2,732,168)
Issuances of common stock	1,446,751	10,253,227

Net cash provided by financing activities	3,982,944	7,775,264

Net increase in cash and cash equivalents	35,454	6,661,036
Cash and cash equivalents, beginning of period	1,329,622	460,801

Cash and cash equivalents, end of period	$1,365,076	$7,121,837

Supplemental disclosures of cash flow information
Interest paid	$306,758	$122,919

Income taxes paid	$1,634,934	$860,644

Supplemental disclosure of non-cash information

     In 2002 and 2001 employee stock options were exercised to purchase common stock of the Company, which allowed the Company to reduce its income taxes payable.  The Company recorded stock option income tax benefits of $320,000 and $429,000 for the six months ended June 30, 2002 and 2001, respectively.

     In the second quarter of 2002, the Company issued common stock of $2,694,013 in connection with  the purchase of Terra-Mar, Inc.

See accompanying notes

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2002 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

US Laboratories Inc. and its subsidiaries (collectively the “Company”) offer engineering and design services, project management, construction quality control, structural engineering and design, environmental engineering and inspection and testing to construction companies and various government agencies.  The Company operates throughout the United States with facilities in California, Florida, Illinois, Nevada, New Jersey, Pennsylvania, Texas, Virginia and Washington.  Readers of this report should refer to additional information included in the annual report filed on Form 10K-SB for the year ended December 31, 2001.

On May 1, 2002, US Laboratories Inc. purchased 100% of the common stock of Terra-Mar, Inc.  Terra-Mar is a provider of engineering and design services, environmental and geotechnical engineering and inspection, construction materials testing and drilling operations primarily to governmental clients.  Terra-Mar's operations are geographically concentrated in Texas.

The total purchase price for Terra-Mar, Inc. was $8,569,013.  Under the agreement $3,000,000 of the purchase price was paid in cash at closing; $2,875,000 of the purchase price consisted of unsecured promissory notes and a portion was paid in common stock with a value of $2,694,013.

The Company has accounted for this acquisition under Statement of Financial Accounting Standard No. 141 on Business Combinations and has preliminarily recorded $250,000 for identifiable intangible assets relating to contracts.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 1, 2002, the date of acquisition.

Current assets	$6,420,985
Furniture and fixtures (net)	1,015,412
Intangible assets-contracts (four year weighted-average useful life)	250,000
Goodwill	5,438,828

Total assets acquired	13,125,225
Total liabilities assumed	4,556,212

Net assets acquired	$8,569,013

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS (continued)

The results of operations of the acquired business has been included in the Company’s consolidated statements of income since the respective date of the acquisition.

If the Terra-Mar acquisition had occurred on January 1, 2001, the Company’s unaudited pro forma revenue would have been $80,881,994 and $42,126,127 for the year ended December 31, 2001 and six months ended June 30, 2002 respectively.  Unaudited pro forma net income and earnings per share for the year ended December 31, 2001, would have been $4,684,151 and $1.01, on 4,659,898 fully diluted weighted shares outstanding respectively.  Unaudited pro forma net income and earnings per share for the six months ended June 30, 2002 would have been $2,272,787 and $.45 on 5,097,870 fully diluted weighted shares outstanding respectively. The unaudited pro forma information also reflects the Company's acquisition of the Robert W. Hunt Co. which was effective October 31, 2001.

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

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

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

Net Income Per Share

For the six months ended June 31, 2001 and 2002, basic earnings per share is computed by dividing net income to common stockholders by the weighted-average number of common shares outstanding during the accounting period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares had been issued and were dilutive.

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

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the goodwill nonamortization provisions of the statement resulted in an increase in net income of approximately $38,000 ($.01 per share) after taxes for the second quarter, 2002 and approximately $76,000 ($.02 per share) after taxes for the six months ended June 30, 2002 based on current diluted weighted average outstanding shares.  The Company has performed the first of the required impairment tests of goodwill as of January 1, 2002 and determined that there was no effect on the earnings and financial position of the Company at that date.

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

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 3 - FURNITURE AND EQUPMENT

Furniture and equipment consisted of the following:
	June 30, 2002	December 31, 2001

Automobiles and trucks	$3,899,282	$1,580,886
Furniture and fixtures	681,610	577,110
Office hardware and software	1,692,555	1,239,981
Machinery and equipment	2,956,563	1,977,081
Leasehold improvements	453,501	397,999

	9,683,511	5,773,057
Less: accumulated depreciation	5,665,335	2,578,462

Total	$4,018,176	$3,194,595

NOTE 4 - NOTES PAYABLE

Notes payable, which includes principal and accrued interest, consists of the following:

	June 30, 2002	December 31, 2001

Secured credit facilities, with monthly payments including interest at variable prime, and fixed rates ranging from 7% to 14%	$8,865,404	$3,613,448
Notes payable due in installments, with interest ranging from 7% to 10%	6,068,991	4,398,132

	14,934,395	8,011,580
Less current portion	5,063,304	4,664,568

Notes payable, net of current portion	$9,871,091	$3,347,012

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 4 - NOTES PAYABLE (Continued)

The Company has a line of credit facility, totaling $12,000,000 at June 30, 2002, which expires on May 31, 2004 and $6,000,000 at December 31, 2001.  The available unused balance of this facility at June 30, 2002 was $5,185,000 and $3,535,000 at December 31, 2001.  This credit facility is used for working capital purposes and is secured by assets of the Company.

The credit agreement requires that the Company maintain various financial and other covenants. At June 30, 2002 the Company was in compliance with its required covenants.

Additionally, the Company has obtained a $750,000 line of credit in the first quarter, 2002 for vehicle financing and capital purchases and the available unused balance at June 30, 2002 was $675,000.

The notes payable due in installments arose from the acquisitions of businesses.

At June 30, 2002, future maturities of notes payable are as follows:

Quarter Ending

2003	$5,063,304
2004	8,110,822
2005	916,998
2006 & thereafter	843,271

Total	$14,934,395

NOTE 5 - RELATED PARTY TRANSACTIONS

Due from Stockholder

At June 30, 2002 and December 31, 2001 the Company had amounts due from the largest stockholder of $140,863.  The total amount is due in 2005 and is non-interest bearing. The amount is shown in stockholders’ equity.

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 6 - STOCK OPTION PLAN

In July 1998, the Board of Directors adopted and approved the 1998 Stock Option Plan (the “Option Plan”) under which a total of 500,000 shares of common stock have been reserved for issuance. In June 2002, the Board of Directors and the stockholders approved an increase in the number of shares reserved under the Option Plan to 1,200,000. Options under this plan may be granted to employees, officers, directors and consultants of the Company.  The exercise price of the options is determined by the Board of Directors, but the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed 5 years. At June 30, 2002, the Company had 438,950 stock options outstanding at an exercise price ranging from $6.00 to $15.00 per share, of which 371,463 stock options were exercisable.

NOTE 7 - WARRANTS

In 1998, the Board of Directors approved the grant of 135,000 stock warrants to certain employees of the Company. The warrants entitled the holder to purchase, Company common stock at a price of $6.00 per share. The warrants are exercisable at the earlier of (i) the date on which the closing price of a share of the Company’s common stock as reported on Nasdaq is greater than $12.00 or (ii) the date on which the audited consolidated earnings for any fiscal year are at least twice the base period earnings of $841,041. The warrants expire upon termination or November 1, 2001. In the second and fourth quarters of 2001, 135,000 of the outstanding warrants were exercised.

The Company has granted warrants to purchase shares of common stock to consultants.  As of June 30, 2002 consultants held warrants to purchase a total of 88,585 shares of common stock.  Deferred compensation of $249,950 related to these consultant warrants was amortized to expense in accordance with FASB Interpretation No. 28 through June 30, 2002.

NOTE 8 - SEGMENT DISCLOSURE

The Company has adopted SFAS No. 131 - Disclosure about Segments of an Enterprise and Related Information.  The Company’s business is to provide professional and technical services.  The Company provides its services from offices located primarily throughout the United States.  In accordance with the provisions of SFAS 131, the Company has concluded that its operations may be aggregated into one reportable segment for purposes of this disclosure.

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 9 - CONTINGENT MATTERS

The Company is involved in various legal and claim proceedings which are incidental to its business, and in the Company’s opinion will not have a material adverse effect upon the Company’s financial position.

NOTE 10 - STOCKHOLDERS’ EQUITY

On September 13, 2001, the Company’s Board of Directors authorized a stock repurchase program.  The program allows the Company to repurchase up to $1,500,000 of common stock from time to time for general corporate purposes. As of June 30, 2002, 57,800 shares have been repurchased at a total cost of $487,031 pursuant to this buyback program.

Effective January 1, 2002, the Company’s Board of Directors authorized the Company to retire all 96,735 shares of its common stock previously held in treasury.

NOTE 11 - EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.
	Six Months Ended June 30,
	2002	2001

Basic:
Net Income	$1,821,075	$1,170,948
Weighted Average shares outstanding	4,870,075	3,504,317
Basic EPS	.37	.33
Diluted:
Net Income	$1,821,075	$1,170,948
Weighted Average shares outstanding	4,870,075	3,504,317
Net effect of dilutive stock options & warrants - based on the treasury stock method	227,795	424,138

Totals	5,097,870	3,928,455

Diluted EPS	.36	.30

U.S. LABORATORIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
June 30, 2002 (unaudited)

NOTE 11 - EARNINGS PER SHARE DATA (continued)

During the second quarter of 2002, 78,000 warrants to consultants and underwriters were exercised at prices of $6.00 to $7.71.

During the second quarter of 2002, employees exercised stock options to acquire 40,250 shares at exercise prices of $3.88 to $8.70 per share.

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

            Revenue.  We often provide services for our major clients under arrangements involving continuing service agreements.  These arrangements are usually on a time-and—materials, costs-plus-fixed-fee, or a fixed-price basis, and are usually terminable on advance notice by either party.  Approximately 65% of our projects are on a time-and-materials basis, under which we bill our clients at fixed hourly rates plus expenses for subcontracted services and materials used.  An additional 30% of our work is performed under cost-plus-fixed-fee agreements, under which we and the client agree to a budgeted contract, with the client covering overruns and receiving credit for any savings realized under budget.  Fixed-price arrangements, under which we perform a stated service for a set price, regardless of the time and materials cost involved, represented approximately 5% of our business.

Financial Condition and Results of Operations (continued)

            We have undertaken, and may undertake in the future, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates or both.  Unsatisfactory performance or unanticipated difficulties in completing these projects may result in client dissatisfaction and reduction in payment to us or payment of damages by us to our clients or other persons.  Either of these results could have a material adverse effect on our financial condition or our results of operations.  Certain contracts involving government agencies are priced at cost or agreed-upon labor rates plus overhead.  Our overhead rates are subject to audit and could result in price reductions associated with disallowed overhead costs or methods used to derive overhead rates.

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

Financial Condition and Results of Operations (continued)

            Six months and three months ended June 30, 2002 and 2001.

            Revenue.  Revenues for the six months ended June 30, 2002 were $35,975,124 versus $23,366,182 for the same six month period ending June 30, 2001 for an increase of 54%.  For the three months ended June 30, 2002, the Company had revenues of $19,932,481 which represents an increase of 55% over the comparable three month period ended June 30, 2001 and the highest for any quarter in the Company’s history.  For the six months ending June 30, 2002 the Company experienced an internal growth rate of approximately 41% due to an influx of major contracts primarily in the California and Illinois operations of the Company with the remaining 13% attributed to the expansion of operations through the acquisition of an engineering service company in the second quarter of 2002.

            Gross Profit.  Gross profit for the six months ended June 30, 2002 was $14,658,145 versus $9,566,522, an increase of 53% over the same period in 2001.  For the three months ended June 30, 2002, the Company had gross profit of $8,266,339 which represents an increase of 59% over the comparable period ending June 30, 2001.  This increase in gross profit was due primarily to the increase in revenues described above.

            The gross profit as a percentage of revenues was 40.8% for the six months ended 2002 as compared to 40.9% for the six months ended 2001.  The decrease in our overall gross profit percentage between periods is partly attributable to Unitek Energy Services Group, Inc., which was started in August 2001, and which negatively impacted the second quarter results as this is a start up operation in the energy inspection business and had a gross profit of 27.3% through the second quarter, 2002.

            Additionally, the Company had reduced revenues in its subsidiary Testing-Engineers Nevada Inc., in the second quarter, 2002 which impacted its gross profit in the second quarter, 2002 and the six months ended June 30, 2002.  The gross profit for this subsidiary decreased to 30.8% through June 30, 2002 from 39.3% in the comparable six month period last year.

            Selling General and Administrative (SG&A).  For the six months ended June 30, 2002, SG&A expenses for the Company were $11,293,452 versus $7,476,530, over the comparable period ending June 30, 2001 an increase of 51%.  For the three months ended June 30, 2002 SG&A expenses for the Company were $6,311,395 versus $3,917,136 over the comparable period ending June 30, 2001 for an increase of 61%.  This increase is primarily due to increased costs for the mergers and acquisition department and additional management personnel and related expenses required to manage the Company’s acquisitions and for the overhead expenses attributable to the start-up of the new business, Unitek Energy Services Group, Inc.  As a percentage of revenues, the SG&A expenses increased to 32% for the three month period ending June 30, 2002 as compared to 31% over the comparable period ending June 30, 2001.  This increase was due to added expenses of the acquisition made in May 2002 and increased interest expenses in the second quarter.  As a percentage of revenues, the SG&A expenses declined to 31% for the six months ended June 30, 2002 as compared to 32% for the same period last year.

Financial Condition and Results of Operations (continued)

            For the six months ended June 30, 2002, the Company recorded amortization of intangible assets of $72,917 and during the six months ended June 31, 2001, the Company recorded goodwill amortization of $108,202, which are included in SG&A expense.  Intangible assets are being amortized over a period not exceeding four years whereas goodwill was amortized over a period up to twenty years in 2001.

            Interest Expense.  Interest expense for the six months ended June 30, 2002, increased to $306,758 versus $122,919 over the same period in 2001.  For the three months ended June 30, 2002 interest expense was $170,307 versus $50,289 for the comparable three month period ending June 30, 2001.  Interest expense increased primarily to accruing interest expense of $144,000 on the acquisition notes related to the purchase of the Robert W. Hunt Company and Terra-Mar Inc.

            Income Before Provision for Income Taxes.  Income before provision for income taxes for the six months ended June 30, 2002 was $3,070,953, versus $1,953,824 for an increase of 57% over the same period in 2001.  For the three months ended June 30, 2002 the income was $1,748,916 versus $1,171,674 for an increase of 49% for the comparable period ending June 30, 2002.  The year to date profit increased primarily due to acquisitions, internal growth and a decrease in selling, general and administrative (“SG&A”) expenses as a percentage of revenues.

            Provision for Income Taxes. The combined effective tax rate for the six months ending June 30, 2002 was 40.7% versus 40.0% for the six months ending June 30, 2001 and also 40.7% for the three months ended June 30, 2002 versus 40.0% for the three months ended June 30, 2001.  The Company will obtain a tax benefit due to the exercise of employee stock options in 2002 and this is reflected in the effective tax rate.

            Net Income.  Net income for the six months ended June 30, 2002 was $1,821,075 compared to $1,170,948, in the comparable period last year for an increase of 56%.  For the three months ended June 30, 2002, net income was $1,037,513 versus $701,681 for the same period last year for an increase of 48%.  The increase in net income was primarily due to the inclusion of the results of accretive acquisitions, internal growth and the decrease as a percentage of revenue in SG&A expenses.

Liquidity and Capital Resources

            During the six months ended June 30, 2002, the Company’s net cash used in operating activities was $2,634,120, a decrease of $2,180,274 over the same period in 2001, primarily due to the decrease in accrued liabilities and an increase in accounts receivable collections at the end of the second quarter 2002.  Accrued liabilities decreased due to the timing and payment of these liabilities. Accounts receivable days sales outstanding (DSO) at June 30, 2002 decreased to 95 days from 100 days at December 31, 2001 for an improvement of 5 days.

Financial Condition and Results of Operations (continued)

            The Company has a $12,000,000 revolving working capital line of credit facility as part of the Company’s ongoing efforts to ensure appropriate levels of liquidity.  At June 30, 2002, this working capital line of credit balance was $6,815,000.  In the second quarter of 2002, the due date of this line of credit was extended to May 31, 2004.

            In the second quarter 2002, the Company entered into a $750,000 capital purchases line of credit.  This line of credit is used for vehicle, computer and test equipment purchases of the Company and $675,000 was available at June 30, 2002.

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

            As of June 30, 2002 total assets of the Company were $49,842,178 as compared to $36,943,275 as of December 31, 2001.  Total stockholders equity is $28,276,115 as of June 30, 2002 as compared to $21,994,236 as of December 31, 2001 for an increase of $6,281,879.  This increase was primarily due to the continuing profitability of the Company, the exercise of stock options for company stock, the issuance of common stock in connection with an acquisition and the retirement of treasury shares in the first quarter, 2002.

            Working capital increased to $12,180,678 at June 30, 2002 from $6,848,471 at December 31, 2001 for an improvement of $5,332,207, due primarily to the acquisition made on May 1, 2002.

            On September 17, 2001, the Company’s Board of Directors authorized a stock repurchase program.  The program allows the Company to repurchase up to $1,500,000 of common stock from time to time for general corporate purposes.  As of June 30, 2002, 57,800 shares have been repurchased at a total cost of $487,031 for this buyback program.  Effective January 1, 2002 the Company’s Board of Directors authorized the Company to retire all 96,735 shares previously held in treasury.

Financial Condition and Results of Operations (continued)

Management Indebtedness

            At June 30, 2002 the Company had amounts due from the largest stockholder of $140,863.  The total amount is due on September 20, 2005 in one payment, is non interest bearing and is included in stockholders’ equity.

Inflation

            Currently, inflation does not significantly affect our operations, and we do not expect inflation to affect our operations materially in the foreseeable future.

Backlog

            Backlog includes anticipated revenue from services on major long-term contracts or continuing service agreements that provide for authorization of funding on a task or fiscal period basis.  Excluded from backlog are anticipated revenues from smaller projects done without long-term contracts or service agreements.  The backlog increased to $64.8 million as of June 30, 2002 from $33.7 million at the end of the second quarter, 2001, an increase of $31.1 million or 92% from the period ending June 30, 2001 due to internal growth and prior acquisitions.

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

Part II

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 22, 2002, the Company’s Annual Meeting of Stockholders was held in Rancho Bernardo, California, for the following purposes:

(a)	The following directors were elected to serve one-year terms to expire at the year 2003 Annual Meeting of Stockholders:

ELECTION OF DIRECTORS	FOR	AGAINST	ABSTAIN

Dickerson Wright	4,314,776	0	281,716
Donald C. Alford	4,314,776	0	281,716
Martin B. Lowenthal	4,315,076	0	281,716
Joseph Wasilewski	4,314,776	0	158,016
James L. McCumber	4,438,476	0	157,516
Robert E. Petersen	4,438,976	0	281,416
James Vogler	4,438,276	0	158,216
Roy Moore	4,312,576	0	281,916
Berry Grubbs	4,314,576	0	281,916

(b)

The Stockholders approved the Company’s 1998 Stock Option Plan, as amended, which authorizes the grant of  options issuable under the plan to 1,200,000 by the Compensation Committee of the Board of Directors.

The total number of votes cast for, against and abstained was 2,507,256; 333,553; and 13,793, respectively.

(c)

The Stockholders approved the Company’s 1999 Stock Incentive Plan, as amended, which authorizes the grant of common stock up to 200,000 shares for award by the Compensation Committee of the Board of Directors.

The total number of votes cast for, against and abstained was 2,650,903; 187,006; and 16,693, respectively.

Item 5.           Other Information

On August 9, 2002, the Company announced that it entered into an Agreement and Plan of Merger, dated as of August 8, 2002 (the “Merger Agreement”), with Bureau Veritas, S.A., a societe anonyme organized under the laws of the French Republic (the “Parent”), and Voice Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of the Parent (“Purchaser”).  The Merger Agreement provides for the commencement by Purchaser of a tender offer to purchase for cash all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”) at a price of $14.50 per share, subject to the satisfaction of the conditions to the consummation of the tender set forth in the Merger Agreement (the “Tender Offer”) and, following the purchase of the Shares pursuant to the Tender Offer, a merger (the “Merger”) of Purchaser into the Company.  In addition, the Company agreed to cause each then outstanding option and warrant to purchase Shares to be canceled by the Company in consideration of the payment to the holders of the options or warrants of cash in an amount equal to the excess, if any, of $14.50 per Share over the per Share exercise price of such options or warrants, multiplied by the number of Shares underlying such option or warrant.  Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding  Share, other than Shares as to which dissenters’ rights have been duly asserted and perfected under the Delaware General Corporation Law and Shares held by the Company, the Parent, Purchaser or any other subsidiary of the Parent, will be converted into the right to receive $14.50 per share in cash, without interest (the “Merger Consideration”).  Shares that are held by the Company as treasury stock and any Shares owned by the Parent, Purchaser or any other subsidiary of the Parent will be canceled and retired and will cease to exist and no Merger Consideration will be delivered in exchange therefor.

The Merger Agreement also contains a number of representations, warranties and covenants by the parties.  The Merger is subject to a number of conditions, and the Merger Agreement may be terminated under certain circumstances, all as set forth in the Merger Agreement.  The parties do not believe that a filing under the Exon-Florio Amendment to the Defense Production Act of 1950 will be required in connection with the proposed transaction.

The Parent, Purchaser, and Dickerson Wright, the Chairman and Chief Executive Officer of the Company (“Wright”), who beneficially owns 1,878,097 Shares, including shares underlying options (the “Wright Shares”), have entered into a Tender and Support Agreement, dated as of August 8, 2002 (the “Tender Agreement”), pursuant to which Wright has agreed, among other things, (i) to tender in the Tender Offer all of the Wright Shares now owned or that may hereafter be acquired by Wright, (ii) to appoint certain officers of the Parent as his proxy to vote the Wright Shares in connection with the Merger Agreement, and (iii) not to transfer any of the Wright Shares.  The Tender Agreement terminates in the event that the Merger Agreement is terminated.

In addition, Wright, Purchaser and Bureau Veritas Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the Parent, have entered into a Contingent Payment Agreement, dated as of August 8, 2002 (the “Contingent Payment Agreement”), pursuant to which $5,000,000 of the consideration otherwise payable to Wright in respect of the Wright

Shares (the “Escrowed Amount”) will be deposited upon the consummation of the Tender Offer in an escrow pursuant to an Escrow Agreement.  Under the Contingent Payment Agreement, Wright will be entitled to receive all or a portion of the Escrowed Amount if the earnings before interest and taxes of the Company for the year ending December 31, 2002, as calculated pursuant to the Contingent Payment Agreement (“EBIT”), exceeds $8 million.  Wright will receive the entire Escrowed Amount if the Company’s EBIT exceeds $8.5 million and will receive none of the Escrowed Amount if the Company’s EBIT is less than $8.0 million.  Between these amounts. Wright will receive a portion of the Escrowed Amount in accordance with a schedule to the Contingent Payment Agreement.

Wright, at the request of Parent, and the Company have also entered into an employment agreement, dated as of August 8, 2002 (the “Employment Agreement”), which will become effective upon the consummation of the Offer.

Item 6.	Exhibits and Reports Form 8-K

a.	Exhibits

None

b.	Report on Form 8-K

None

SIGNATURES

            In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Laboratories Inc.

Dated: August 14, 2002	/S/ Dickerson Wright

Dickerson Wright, President

Dated: August 14, 2002	/S/ Joseph M. Wasilewski

Joseph M. Wasilewski,
Vice President and Chief Financial Officer